Form 10QSB
period 2003-09-30
TALLY HO VENTURES INC
filed 2003-12-22
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

    [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _____

Commission file number ______________________

TALLY-HO VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	43-1988542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

518 Oak Street #2, Glendale, CA 91204
(Address of principal executives offices)

(818) 550- 7886
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value: 43,150,000 shares as of September 30, 2003 ____________________________________________________________________________

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

Item 1. Financial Statements.

Following are interim financial statements, including cumulative from inception financial information, as required pursuant to Item 310(b) of Regulation S-B:

TALLY-HO VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2003

ASSETS
Current Assets
Cash	$ 259

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Notes payable to shareholders	$ 6,442

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 75,000,000 shares
authorized, 43,150,000 shares issued and outstanding	43,150
Additional paid in capital	21,293
Deficit accumulated during the development stage	(70,626)

Total Stockholders' Deficit	(6,183)

Total Liabilities & Stockholders' Deficit	$ 259

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three and Nine Months ended September 30, 2003 and the Period from November 21, 2002 (Inception) Through September 30, 2003

	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003	Inception Through Sept. 30, 2003
Administrative expenses
- paid in cash	$ 2,193	$ 6,109	$ 6,183
- paid in stock	64,200
- imputed interest	114	241	243

Net loss	$ (2,307)	$ (6,350)	$(70,626)

Basic and diluted loss per common share	$ (.00)	$ (.00)
Weighted average common shares outstanding	43,150,000	43,150,000

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2003 and the Period
from November 21, 2002 (Inception) Through September 30, 2003
(Unaudited)

	Nine Months Ended Sept. 30, 2003	Inception Through Sept. 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,350)	$ (70,626)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued to founders	41,050
Stock issued for services	23,150
Imputed interest on notes payable to shareholders	241	243

NET CASH USED IN OPERATING ACTIVITIES	(6,109)	(6,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of loan to related party	(1,300)	(1,300)
Proceeds from repayment of loan to related party	1,300	1,300

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to shareholders	3,918	6,442

NET CHANGE IN CASH	(2,191)	259
Cash balance, beginning	2,450

Cash balance, ending	$ 259	$ 259

TALLY-HO VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tally-Ho Ventures, Inc. (“Tally-Ho”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Tally-Ho’s Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2002 as reported in the SB-2 have been omitted.

Item 2. Management’s Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct.

We can continue to operate, albeit in a limited capacity, without the additional funding provided by this offering. By “limited capacity” we mean that our administrative responsibilities can continue and our marketing efforts for our first film can continue, so long as management continues to loan us money for those purposes. We believe that with the website and its initial content already in place and our first short film nearly complete, our business plan and operations can continue and will not be placed in jeopardy if this offering is not successful. And management has verbally committed to personally maintaining, if necessary, the financial resources for us to meet our administrative responsibilities over the coming year, in order that our marketing plan can be pursued, although no member of management has a written or binding agreement with Tally-Ho to that effect.

Regardless of members of our management’s commitment to provide funds for Tally-Ho to continue, however, we have never had any revenues and do not anticipate any in the next 12 months; we have subsisted so far in loans from management. And in order to maintain our administrative responsibilities over the next 12 months, and also apply for a priced quotation on the OTC Pink Sheets in the coming year, without personal financial support from management, we need to sell at least $12,700 worth of our stock in this offering.

If we can sell at least 10% of the shares in this offering – $25,000 worth – then we will be able to maintain our administrative responsibilities for the next 12 months, apply for listing on the OTC Pink Sheets as planned in the next 12 months, and also produce enough new entertainment products in the next 12 months to keep our business plan viable, without personal financial support from management.

The amount of cash we currently have on hand, as of September 30, 2003, is $259, and the amount of working capital we have — which is current assets minus current liabilities — is $(6,183). As of the end of our last quarter, on June 30, 2003, we had $13 cash on hand. The amount of cash we will need to operate our business over the next 12 months is $10,200, which includes the offering expenses. The amount of cash we have on hand is insufficient to satisfy our cash requirements for any time period, even one month. Without an infusion of cash from the offering, Tal Kapelner and Cheney Shapiro will have to continue to loan us money to pay our expenses. For example, Mr. Kapelner and Ms. Shapiro have already loaned us the $1,800 we needed to pay the accountants for our 2002 year-end audit, the $1,200 we needed to pay our accountants for unaudited interim financials, the $1,300 we needed to pay the EDGARizer costs thus far, and the $252 we needed to pay the state of California its Blue Sky fee.

Over the next 12 months, we plan to produce a minimum of 1 television pilot, 7 super-short (under ten minutes long) films and 7 short films (10-40 minutes long). Based upon our experience, we anticipate each of these products to have a completion timeframe of 2-4 months each, from pre-production to post-production.

There are specific milestones – and steps to achieving each milestone – to our business plan. Our first milestone was to establish our business. The specific steps we took to accomplish this were

a)     incorporate our corporation;
b)     establish our web site;
c)     establish our offices;
d)     open a bank account;
e)     perfect our business plan.

This first milestone was reached in approximately three months, from November 2002 to January 2003 and cost us approximately $1,000. Tal Kapelner and Cheney Shapiro loaned Tally-Ho the money needed to complete this milestone.

The second milestone was to produce and market our first entertainment product: a short film shot on digital video entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” The specific steps we took to accomplish this were

a)     write a script;
b)     decide on a director and producers;
c)     develop a budget and production schedule;
d)     finance the project;
e)     prepare paperwork for, and sign with, actors union;
f)     sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)     cast all roles;
h)     find and secure locations for shooting;
i)     hire all needed crewmembers;
j)     purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)     rehearse the scenes with the actors;
l)     prepare food and beverage service for locations and make other preparations before shooting;
m)     shoot the scenes of the film as per the script;
n)     complete final tax and union paperwork; and
o)     hire editor to catalogue all of the footage shot.

These steps have taken approximately 4 months to complete, from November 2002 to February 2003, have cost approximately $4,000 and have been financed by Tal Kapelner through loans. The specific steps we still are taking to accomplish this milestone are

p)     have director, producers and editor work together to cut the footage together into a final film, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;
q)     produce copies of the finished film in whichever media is deemed suitable; and
r)     distribute and market the finished product through the various methods discussed above in the section Business of Issuer.

These last two steps to completing this milestone have taken over seven months so far, from March 2003 to present, and are likely to take an additional four months to complete. The cost of these two additional steps is likely to be approximately $3,000 and Tal Kapelner will be financing this money through loans.

The third milestone was to produce our second entertainment product: written material for the Tally-Ho Ventures, Inc. website. The specific steps we took to accomplish this were a) Tal Kapelner writing the material; b) our web designer Steve Aguilera of GraphicPark.net uploading and formatting the material for our web site. This third milestone was reached in approximately 2 weeks, in March of 2003, and did not cost any additional money.

The fourth milestone is to raise financial capital and prepare our share structure so as to allow for listing later on a secondary market by issuing freely-tradable securities. The specific steps we are taking to accomplish this are

a)     retain counsel, auditor and EDGARizer professionals;
b)     prepare Form SB-2 and file with SEC;
c)     file registration statement with state of California pursuant to qualification by coordination provision;
d)     have SEC review and offer comments;
e)     revise SB-2 and re-file with SEC;
f)     have SEC re-review and offer further comments;
g)     continue to revise until cleared for offering by SEC;
h)     conduct offering in the state of California, retain transfer agent, issue share certificates, etc.

We have begun these steps in March of 2003 and will likely be working on this milestone until at least November 2003 or later, depending upon when we close this offering. Please see Plan of Distribution for information on the length of the offering. This milestone has so far cost us approximately $4,500 in EDGARizing and accounting fees, and state of California registration fees, and that money was loaned to us by Tal Kapelner and Cheney Shapiro. We anticipate that we will spend an additional approximately $2000 in EDGARizing, transfer agent, mailing and printing fees associated with this offering, and that money will be loaned to us by Tal Kapelner and Cheney Shapiro.

Our fifth milestone is to prepare our next entertainment product: a web-exclusive video vignette featuring two sets of teams, each with their own car, attempting to garner the most number of parking tickets in one day in the Greater Los Angeles Area. The specific steps we will need to take to accomplish this milestone is

a)     complete a treatment and detailed outline of the vignette;
b)     decide on a director and producers;
c)     develop a budget and production schedule;
d)     finance the project;
e)     prepare paperwork for, and sign with, actors union;
f)     sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)     decide on who will participate in the vignette, cast any roles as needed;
h)     hire all needed crewmembers;
i)     purchase or otherwise secure props, wardrobe and filmmaking equipment;
j)     shoot the action of each of the two teams as they wander around L.A. in search of parking enforcement officers to ticket their cars;
k)     complete final tax and union paperwork;
l)     hire editor to catalogue all of the footage shot;
m)     have director, producers and editor work together to cut the footage together into a final vignette, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.; and
n)     upload finished vignette to website.

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in November 2003 and uploading the finished product in December 2003. We project a cost of $5,000 for this project from start to finish, and anticipate paying for this project through the offering.

The sixth milestone in our business plan is to produce and market a television show pilot episode, which we have designed to be a “behind-the-scenes” reality-based television show which will feature edited footage of three writing partners coming together at a table to write a comedy sketch of their choosing. The first two-thirds of the show will contain this footage showing the writers attempting to put funny material down on paper in the form of a five-minute comedy skit. The final 5-10 minutes of the program will feature professional actors actually performing the skit the writers just completed writing, as well as bonus behind-the-scenes footage showing the actors first reading their lines and rehearsing. The specific steps for completing this milestone will be

a)     write a detailed treatment and outline of the action in the episode;
b)     decide on a director and producers;
c)     develop a budget and production schedule;
d)     finance the project;
e)     prepare paperwork for, and sign with, actors union;
f)     sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)     cast all roles;
h)     find and secure studio sets for shooting;
i)     hire all needed crewmembers;
j)     purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)     prepare food and beverage service for the cast and crew on set and make other preparations before shooting;
l)    shoot the documentary footage of the three writers writing a skit together;
m)     shoot documentary footage of actors receiving the material the writers just wrote, rehearsing and then performing the skit;
n)     complete final tax and union paperwork;
o)     hire editor to catalogue all of the footage shot;
p)     have director, producers and editor work together to cut the footage together into a final film, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;
q)     produce copies of the finished film in whichever media is deemed suitable; and
r)     distribute and market the finished product through the various methods discussed above in the section Business of Issuer.

The timeframe for completing this milestone, depending upon availability of funds following this offering, is expected to be five months from writing the treatment to marketing and distributing the finished pilot. We anticipate working on this project from December of 2003 to the end of May 2004, and spending $100,000 to produce and market it, with the money coming from the proceeds of this offering.

The seventh milestone in our business plan is to apply for a priced quotation on the Over-The-Counter Pink Sheets stock quotation service. The specific steps we will need to take to complete this milestone are

a)     close our stock offering pursuant to this registration statement;
b)     prepare due diligence paperwork to supplement our 15c2-11 filing;
c)     submit our due diligence materials to the NASD via a market maker;
d)     respond to any deficiencies in our application as pointed out by the NASD;
e)     upon approval for an unpriced quotation by the NASD, have market maker revise Form 211 to apply for a priced quotation on the Over-The-Counter Pink Sheets; and
f)     work with market maker on setting an opening price and discuss making market on the stock.

The timeframe for completing this milestone is expected to be three months, from December 2003 to February 2004. There is no cost for applying for a priced quotation on the OTC Pink Sheets stock quotation service. Related accounting costs, however, are expected to be approximately $1,800 and are expected to be paid from the proceeds of this offering.

In addition to the above-mentioned creative projects, we have many ideas in development for our short and super short films, including a spoof of Viacom’s basic cable channel MTV, tentatively titled “20 Things You Won’t See on MTV (Like Dignity)"; a parody of the television series “Inside the Actor’s Studio”; a parody of the Carl’s Jr. fast-food restaurant commercials; and a dramatic short film about the field of psychiatry’s influence in the loss of individual liberty and freedom in the U.S.

We have no purchases or sales of plant and/or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Item 3. Controls and Procedures.

It is the President's and Treasurer's ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

As of September 30, 2003, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that while the Company's management, including the President and Treasurer, believes the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) 31.1 31.2 32.1 32.2 (b)	Index of Exhibits:

Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Treasurer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of President pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Treasurer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 19, 2003 Date December 19, 2003	TALLY-HO VENTURES, INC. (Registrant) /s/ Tal L. Kapelner Tal L. Kapelner President /s/ Ariella Kapelner Ariella Kapelner Treasurer