Form 10KSB
period 2003-12-31
TALLY HO VENTURES INC
filed 2004-04-13
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TALLY-HO VENTURES, INC.
a Delaware corporation
518 Oak Street #2
Glendale, CA 91204
(818) 550-7886

I.R.S. Employer Identification No.: 43-1988542

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained [sic] in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year.    $0.

        Issuer’s common equity has no market value currently.

        The number of shares outstanding of the issuer’s sole class of common equity, as of December 31, 2003, is: 44,215,875.

        Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]

TALLY-HO VENTURES, INC.

INDEX

PART I ITEM 1. ITEM 2. ITEM 3. ITEM 4. PART II ITEM 5. ITEM 6. ITEM 7. ITEM 8A. PART III ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.

BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL STATEMENTS
CONTROLS AND PROCEDURES

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS, LISTS AND REPORTS ON FORM 8-K
	PRINCIPAL ACCOUNTANT FEES AND SERVICES	Page 3 14 14 ? 15 15 20 21 22 23 23 25 26 26

PART I

Item 1. Description of Business.

Principal products or services and their markets. We are a development-stage company in the business of producing entertainment products, principally short films, web-exclusive videos vignettes and skits, and “pilot” (one full-episode test) television programs. We also are currently engaged in producing entertaining written material – such as comedic essays and free-form prose – and posting these and our other products to our website www.tallyhoventures.com.

The short film we have produced so far and the short films we intend to produce in the future are produced as follows. First, we start with an idea. This idea typically comes from one of our three founders, Tal Kapelner, Cheney Shapiro or Ariella Kapelner, and it usually consists of no more than a simple idea for a plot or storyline or interesting concept or even just a clever line of dialogue that a story can be built around. To describe it most simply, an idea is the completion of a “what if…” scenario. Ideas are a byproduct of inspiration, the occurrences of which are very difficult to predict.

Once an idea is hatched by one of our three founders, either that founder or, more typically, Tal Kapelner alone, will begin to write a short screenplay, which is a script written for the screen, encompassing that idea. This process can take up to several months. During this time, a director and one or more “producers” are decided upon for the production. Producers are those individuals who manage and oversee the co-ordination of all of the elements to making a film, including actors, writers, directors, propmen, wardrobe personnel, etc., as well as co-ordinate with any legal and other professional personnel to handle any and all regulatory, accounting or union paperwork and other issues regarding the making of the film. Because of our short resources, typically Cheney Shapiro and Tal Kapelner are our two producers for all of our projects, and Tal Kapelner is our director.

Once the script is written, the producers create a budget and a time line for production, based upon what the script calls for. For example, a 10-page script that has all the action take place in one room of a standard home would be cheaper and faster to produce than a 40-page script which calls for car chases.

Once the budget and production schedule are decided upon, financing is sought. Financing films, both short films and features, is a difficult process, and it becomes more difficult the larger the budget. This is for several reasons. First, there are simply not that many individuals and entities worldwide who can put up the amount of money typically needed to finance an average-budget feature film, currently about $30 million. Second, recouping money from a film is a long process, as there is typically a gap of 1-3 years between the time the money is paid to finance the film, and the theatrical release of the film. And if the theatrical release did not recoup all of the financiers’ money, then the financiers will have to wait to recoup their money until more money is brought in from overseas markets; ancillary markets, which are non-theatrical markets such as military and airplane exhibitions; sales of video and DVD copies of the film; and cable television and broadcast network exhibitions. Finally, often times films don’t recoup the money that is spent on them ever, making financing films extremely risky. And financing short films is typically more difficult than financing feature films, because although short films are much cheaper to produce – they cost usually less than $100,000 – there are much fewer opportunities to exhibit them, and therefore fewer ways by which to recoup the investment.

For these reasons, funding is typically the most demanding, and oftentimes the longest, part of every project. Funding for films is so elusive, in fact, that most organizations which seek to help the independent filmmaker, such as Independent Film Project and Filmmakers Alliance of Los Angeles, will not even address the key matter of funding and will focus instead on providing inexpensive resources by which to make films, once funding has already been achieved.

There are some sources of funding available specifically for films, however. The two major types of funding are fundraising and financing. Fundraising refers to grants and corporate gifts, while financing includes both debt and equity financing. Sources for fundraising include the Film Arts Foundation in San Francisco (www.filmarts.org), The Independent magazine (www.aivf.org/independent) and The Foundation Center (www.fdncenter.org), all of which have a list of foundations issuing grants, with information about each grant such as deadlines, criteria, etc. We intend to pursue this line of funding whenever practicable. Each project will have to be analyzed to see if it is a good fit for a funding entity. Entertainment attorneys may also be contacted to provide guidance or consulting or introduction to brokers, dealers or finders who may assist in locating financiers.

Both debt and equity financing shall be used as needed whenever fundraising is not a viable option. The manner by which we will generally seek to secure financing will depend upon the level of financing we will need. For smaller budgeted short films, we shall rely on stock offerings such as this one, or upon loans from management or another benefactor, or upon an equity investment from a benefactor or venture capital group. For larger budgeted films, we will rely almost exclusively on stock offerings similar to this or seek large-scale private financing.

With the money, budget, schedule and script in place, the producers meet to more carefully plan out the pre-production process. “Pre-production” refers to the time period when the film is being made but nothing has been shot yet. During this time, we generally will be contacting SAG to arrange for the signing of a contract that allows us to hire professional actors. We will fill out the myriad paperwork and produce the $500-$1000 deposit required by SAG at this time and hire a payroll company that will help us secure workers’ compensation insurance for our actor employees as well as process payroll for the actors.

We have made a conscious decision to not sign with other talent unions, including the directors guild, writers guild or the International Alliance of Theatrical Stage Employees (IATSE), which is the union for most crewmember positions, as that would severely limit the non-acting talent we would be able to hire, increase our costs by forcing us to hire all non-actors as employees rather than independent contractors, and force us to adhere to many rules regarding workplace environment which are geared towards larger productions and would unnecessarily increase the costs of our modestly-budgeted projects.

Concurrently with working with the actors union and ensuring that all legal and union regulatory compliance is made, casting is completed. We generally will be hiring professional acting talent, in order to cheaply enhance the quality and visibility of our work. In order to procure such talent, the general procedure is to post “breakdowns”, which are descriptions of the characters we are casting. Popular outlets to post breakdowns include breakdownservices.com; the Backstage newspaper and backstage.com, divisions of VNU Business Media; castnet.com; and, for background actors (“extras”), Central Casting, a division of Entertainment Partners. These outlets typically charge $0 — $75 for an entire cast of character breakdowns.

After posting the breakdowns, a large number of submissions will flow to our production offices, at which time the producers and director will review the submissions and audition 2-6 actors for each role being cast, eventually casting one actor for each role.

Concurrently with casting the film, wardrobe and props are purchased by the producers, any film equipment necessary is rented and crewmembers are hired to perform certain technical tasks in the shooting of the film. Tally-Ho owns none of its own equipment and will have to rent equipment for each of its shoots. Tally-Ho locates its crewmembers quite easily by simply typing into a Google search the name of the technical position required, along with the word “hire”, and then browsing the results.

www.mandy.com and www.mediaresourcecontacts.com are also two common sources of non-union non-actor talent, as are the Independent Film Project (www.ifp.org) and the Filmmakers Alliance (www.facommunity.org) organizations, which have non-union crewmember directories.

Securing shoot locations is also important. Tally-Ho neither owns nor leases any studio space for the purpose of shooting films. Both IFP and Filmmakers Alliance have production studios available for very low budget films, and oftentimes films can be filmed inside private homes or offices, depending upon the script.

Once all of the above arrangements have been made in pre-production, the shooting of the film begins. The scenes, as written in the script, are shot. Expenses, such as food for the cast and crew and transportation to and from the location sites, were incurred during this period.

After the shooting of the film, the post-production process begins. An editor is chosen, the images recorded during the shoot are catalogued and the director and editor, along with the producer occasionally, sit in an editing bay and piece the footage together. It is during post-production that any additional sound effects, narration, music or visual effects are added. Tally-Ho neither owns nor leases any of its editing space or equipment, which is available either from the editor him or herself, or from non-profit organizations that cater to the independent filmmaker, such as IFP and Filmmakers Alliance, or from higher cost mainstream editing rental facilities.

Also during the post-production period, clean-up paperwork is done on the production, including bookkeeping, SAG recordkeeping, tax and payroll recordkeeping, etc.

Finally, after the film is finished, as determined typically by the director and producers, copies of the film are made in whatever media is determined to be suitable and distributed as we describe below. A “producer’s rep”, who acts essentially as an agent for the film, may be hired on a contingency basis to represent the film at film festivals and markets and attempt to secure a buyer or exhibitor for the film.

We anticipate most of our short films to cost approximately $13,000, and most of our super-short films, those under 10 minutes in length, to cost approximately $5,000. The timeframe for completing a short film from script to final print is approximately 5-9 months, while the timeframe for completing a super-short film is approximately 2-5 months.

One can consider the case of our first short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?” as an illustration of the general process of making our products we describe above. In the case of “G! Dude?” Tal Kapelner wrote the script in the fall of 2002 and, once Tally-Ho was incorporated, both Mr. Kapelner and Cheney Shapiro got on board as producers. Tal Kapelner was named director, and the two producers ironed out a budget based upon a 22-page script, which translates to approximately 22 minutes of running time. The budget was fixed at $4,000 and a production schedule of 4 months was considered reasonable. In our case, financing $4,000 for our first short film was not difficult because Tal Kapelner financed it himself.

During pre-production for our “G! Dude?” project, Tal Kapelner served as liaison with the Screen Actors Guild and worked with them to sign the Experimental Film Agreement. He produced the $500 deposit SAG requested and filled out all the paperwork. He also retained a payroll company to properly process the payrolls of the actor employees hired for the shoot, and procured workers’ compensation insurance from the State Insurance Compensation Fund, to cover the actor employees on the set in case of injury.

Tal Kapelner and Cheney Shapiro cast our “G! Dude?” film. They decided to cast Tal Kapelner to play the part of Ashton Kutcher and Cheney Shapiro to play the part of Shera Friendly. They decided to cast other professional actors to play the other four on-camera roles, and posted a breakdown of each role being cast, on an online service mentioned above called breakdownservices.com. This online service is a service where actors can log on and view all of the roles available at that time in a wide variety of media, including television, film, commercials and industrial or instructional media. Over the two weeks following the posting of our breakdowns for our “G! Dude?” project, we received over 500 e-mailed and mailed submissions from actors all over the country, principally from Los Angeles. Each submission carried with it a photo of the actor and a resume. Mr. Kapelner and Ms. Shapiro pored over all of the submissions and selected approximately 3-5 actors to audition for each of the four roles offered. After the auditions, one actor for each of the four roles was chosen, and each of the respective actors’ agent or manager was contacted and told that his or her client has been given the role. The total cost of the actors’ services was approximately $1,200 total, which included mandatory contributions to the SAG/Producers Pension and Health Fund and all employer taxes.

Also during pre-production, the producers hired a cameraman who could serve as the director of photography (DP) and could provide his own camera, sound and lighting equipment. Brian Solari was hired as the DP and the cameraman for the shoot. He was recommended to the producers by Eric Sherman, an acquaintance who is himself an accomplished director. Because Mr. Solari also had expertise in the area, the producers were able to save money by using him as his own lighting technician as well. Mr. Solari requested that a script supervisor be hired for the shoot, and Krista Bean was hired as script supervisor through www.mandy.com, responsible for keeping careful notes of how the shooting of the film progressed vis-à-vis the script, and thereby providing valuable data for the editor during the post-production process. Two production assistants, roughly equivalent to “gophers”, were hired, and a friend of the producers volunteered her services as make-up artist. The total cost of hiring crewmembers and renting equipment for the shoot was approximately $1,000.

In the “G! Dude?” production, the producers were able to secure the house and grounds of a business associate in Los Angeles for the shooting of most of the scenes in our film, while the DP allowed us to use the dance studio of one of his former clients, located in La Canada Flintridge, just north of Los Angeles, as the location of the remainder of the scenes.

The film was shot on digital video, which requires no film nor analog videotape, and is, for this and other reasons, cheaper than both film and analog video. “G! Dude?” took two days to shoot.

Brian Solari, our DP, who also has his own editing bay and equipment, was chosen to also edit the film, and Tal Kapelner, as director and producer, and Cheney Shapiro, as producer, joined with Mr. Solari in the post-production process. We are currently in this post-production process.

Tal Kapelner, as executive producer, handled the “clean-up” paperwork described above.

The cost of our “G! Dude?” project is more than we anticipated. The final budget will be approximately $7,000, whereas we had budgeted $4,000 initially. In the future, other short films will likely be more expensive, as our first short film was made especially cheap by the fact that our script called for mostly home interview scenes.

The process for making our web-exclusive vignettes is the same as described above for making short films; however, the method of distribution is much simpler: We only upload the finished products up to our website for viewing exclusively on the web. This “web-exclusive” method of distribution also allows us to sign a cheaper contract with SAG. The Internet-only contract with SAG dramatically reduces our SAG-related paperwork and allows us to forego paying any security deposit to SAG.

Given bandwidth considerations and our opinion that attention spans are shorter among web surfers than among those watching conventional video, we anticipate most of our web-exclusive products to fall in the super-short films category of under 10 minutes and therefore cost approximately $5,000 each and be completed in 2 months time, from script to final print, which is on the low end of the timeframe estimate for super-short films in general.

Our “pilot” television programs are produced in the same manner as our short films above; however, we are obliged to sign a more expensive contract with SAG, which requires minimum weekly salaries for actors of over $3,000 per actor and enough paperwork to force us to hire a full-time producer just to handle actors’ payroll and paperwork issues.

Additionally, our TV pilots will have to use more than one camera to capture the simultaneous action; three is standard for a TV show. A studio set will have to be rented, and more wardrobe will be required. For these reasons, we have budgeted our first TV pilot at $100,000 and anticipate future TV pilots to be budgeted similarly with an estimated time frame of 3-9 months for completion per project.

As with our film projects, described above, the two major types of funding for our television pilots and web-exclusive vignettes will be fundraising and financing, both of which we shall pursue as is practicable. Each project will have to be analyzed first to see if it is a good fit for a funding entity. Entertainment attorneys may also be contacted to provide guidance or consulting or introduction to brokers, dealers or finders who may assist in locating financiers.

Both debt and equity financing shall be used as needed whenever fundraising is not a viable option. The manner by which we will generally seek to secure financing will depend upon the level of financing we will need. For smaller budgeted short films, we shall rely on stock offerings such as this one, or upon loans from management or another benefactor, or upon an equity investment from a benefactor or venture capital group. For larger budgeted films, we will rely almost exclusively on stock offerings similar to this or seek large-scale private financing.

Finally, our entertaining written material, including free-form prose, etc., is written primarily by Tal Kapelner for no fee. Mr. Kapelner is not under contract with Tally-Ho to produce a certain quantity or quality of work, and makes contributions when inspiration strikes and his schedule allows. Mr. Kapelner’s material is sent to our web designer, Steve Aguilera of GraphicPark.net, and is uploaded onto our website at a rate of $75 per hour, which translates to approximately $10 per written entertainment product we produce.

The market for our products is principally members of the entertainment industry, particularly those in charge of programming and finances. We ultimately are seeking professional production opportunities in television and film, and in order for us to be retained for such producing services we seek, we must make our work recognizable among members of the entertainment industry who are in the position to offer us such professional producing opportunities.

A lesser market for our products would be the public at large. We feel that if we got the attention of enough people, regardless of whether they worked in the entertainment industry or not, there would be enough positive word of mouth about our work to generate the kind of producing opportunities described above.

The short- and long-term overall financial plan. We have used no-interest loans from members of our management for our initial administrative costs, including accountant’s fees, as well as the initial development of our website and the production of our first major entertainment product, a short film parody. We are hoping that we are able to sell enough shares in this offering to allow us to a) maintain our administrative responsibilities, b) maintain and periodically update our website, and c) continue to market our products and d) make more products, over the next 12 months. Please see Management’s Discussion and Analysis or Plan of Operation below. If we do not sell enough shares to do this, Management will be required to meet its commitment and personally loan Tally-Ho funds in order for our administrative responsibilities for the next year to be met, including the application for a listing on the OTC Pink Sheets later this year. We may also try to obtain a loan from a benefactor or a lending institution, or conduct a future money raise, such as a private placement offering, although none of these are currently planned. Within three years, we hope to be offered a budget from a film and/or television distribution company or television network to produce a film or television program.

We intend to initially apply for a priced quotation on the OTC Pink Sheets within the coming year.

Distribution and marketing. The first way we intend to market and distribute our entertainment products is to post most of them on our website, www.tallyhoventures.com, and make them available for viewing for free to the public. Initially, we will not have any resources – except word of mouth – to actively advertise the website, and so we anticipate very little traffic initially for our website. However, our website is up and operating properly already, and GraphicPark.net, the website design and marketing firm we are using, has already submitted our URL – http://www.tallyhoventures.com – to more than ten popular search engines and web directories, including Google, HotBot, Lycos, Netscape Search as well as DMOZ, which provides search results to many search engines such as Alta Vista and AOL Search. This will allow the general public to become aware of our site through web searches they conduct on their own into the areas with which our website deals, and we anticipate that some growth in site traffic will occur through this means.

Although our website will have available for viewing most of our products for free, and therefore not be income-producing, our plan nevertheless calls for us to concentrate on increasing website traffic. We view site traffic as a way to increase the positive word of mouth about our products, thus hopefully getting the attention of executives of a film and/or television distribution company or television network, who might offer us a professional production opportunity, such as producing a television pilot or special, or short or feature-length film, and it is the steady producing of television shows and films which is our ultimate goal. For that reason, our business plan also calls for future funds — funds we receive after this offering is completed — to be used to advertise on other websites which might have a demographic that would appreciate our work, including off-beat political “me-zines”, which are individualized web sites featuring a definite personality such as andrewsullivan.com, or other off-beat humor websites such as bobanddavid.com or atomfilms.com.

The second way we intend to market and distribute our products is to distribute recordings of our films via VHS tape and/or DVD to members of the entertainment community. For example, Management’s first entertainment product is a short film entitled: “The G! True Tinseltown Tale: Dude, Where’s My Car?” This short film is a parody of both the television series “The E! True Hollywood Story” as well as the 2000 film “Dude, Where’s My Car?" released by Twentieth Century Fox. All photography of the short film was completed in January of 2003 and is now near completion of post-production. As mentioned above, we intend to market this product after post-production is completed by uploading it onto the tallyhoventures.com website. However, we will also send VHS and/or DVD copies of the film to the subjects that were parodied in the film as a way of enhancing recognition of the film.

This second marketing and distribution method also dovetails with our first marketing and distribution method, the website, because at the end of the tape containing the parody, the audience watching the parody will be directed to our website for more free entertainment products. Future filmed parodies produced by Management will likely be distributed in a similar fashion.

Although unusual, this marketing maneuver of distributing tapes to members of the entertainment community as a way of increasing exposure for one’s work is not without precedent. The president of our company, Tal Kapelner, recalls when he was a writers’ assistant and assistant to an executive producer on a network television sitcom in 1997-1998. During that time, VHS recordings containing bootleg copies, which are copies produced without the express permission of its authors of a 10-minute video cartoon produced as a “video Christmas Card” were circulating throughout the entertainment industry. Tal Kapelner himself was shown a bootleg copy of this 10-minute video Christmas card in the offices of one of the producers of the television sitcom he was working on at the time. He recalls that it wasn’t long after that time that the creators of this video Christmas card – who had done no prior work in the entertainment industry – were offered their own show on Comedy Central, a basic cable television channel jointly owned by AOL Time Warner and Viacom. The show was entitled “South Park”.

According to Indiana University Southeast’s newspaper “The Horizon” and internet-based South Park chronicler Scott Hemmings, the story of how the television show “South Park” came about begins with the producers Matt Stone and Trey Parker, who met while attending college in Colorado. They worked together in making film shorts for school, one of which was a short film about 4 foul-mouthed boys trying to kill Frosty the Snowman. The video was sent unsolicited to an executive at News Corp’s 20th Century Fox, who enjoyed it and offered Parker and Stone $2000 to make a video Christmas card. Stone and Parker took the idea from the “Frosty” skit they had done and improved the animation a little. The finished product turned out to be the 10-minute video Christmas card, entitled “The Spirit of Christmas”, wherein the 4 foul-mouthed boys were involved in a fight between Santa Claus and Jesus. They gave it to the Fox executive, who enjoyed it so much that he sent it out to his friends, who then sent it to others, and so on until actor George Clooney got a hold of a copy. He watched it and liked it so much he sent out between 300 and 700 copies – accounts vary as to the exact number – to many people he knew, many of them in the entertainment industry. This distribution is widely credited as responsible for Messrs. Parker and Stone having been offered a deal to produce the sit-com cartoon “South Park”.

We envision our film and video entertainment products, at least initially, to be distributed in a similar “underground” fashion. We believe that sending our film and video parodies to the subjects of the parodies themselves is a clever way to have our products seen, and we hope that our products will be enjoyed by those to whom we send them, and distributed in the same underground, “guerilla” fashion as the original video Christmas card produced by Trey Parker and Matt Stone, with bootleg copies of our products being made by those who view it, eventually gaining greater recognition in the entertainment industry and perhaps eventually funding for future entertainment products, including television series and specials, short and feature-length films and internet-based films.

The third way in which we anticipate marketing and distributing our filmed entertainment products is to simply submit DVD copies of our film and video products to those satellite, cable and broadcast entities who air such products. For example, a DVD copy of our first short film parody, “The G! True Tinseltown Tale: Dude, Where’s My Car?” may be submitted to HBO and/or Cinemax, both owned by AOL Time Warner; Showtime and/or The Movie Channel, both owned by Viacom; IFC, Independent Film Channel – owned jointly by Cablevision, General Electric and MGM; and the Sundance channel, a joint venture between Viacom, PolyGram and Robert Redford. All of these cable and satellite channels air short films regularly and might be willing to at least look at unsolicited submissions to see if they would like to air them, although we have no personal knowledge that it is that easy. Please see Risk Factors, above. It is true, however, that Alexandra Pelosi, the producer and director of the feature-length documentary “Journeys With George” – a documentary featuring an intimate look at President George W. Bush as he campaigned for President in the year 2000 – did nothing more than submit her final edit of “Journeys With George” to HBO with a handwritten note asking them to air it, and HBO executives watched it, liked it and did, indeed, air it. We will try this plan and hope that something similar to what transpired for “Journeys With George” occurs for one of our film products, although it should be noted that Alexandra Pelosi is the daughter of a high-ranking member of Congress, an advantage we do not share, and the subject matter of Ms. Pelosi’s documentary is likely of more interest to a wider audience than any of our products will be.

The fourth manner by which we intend to market and distribute our film and video products is by submitting them as entries in various film festivals and competitions across the continent. The largest and most famous film festivals, which often include competitions of the films they exhibit, in North America include Sundance and Slamdance, both in Park City, Utah, Telluride in Telluride, Colorado and the Toronto International Film Festival in Toronto, Ontario. Given the asymmetric amount of supply of films to the slots allowed in these festivals, we believe it is not realistic that our films will be shown at any of these most famous film festivals, although we will certainly try to submit our films as entrants into them, beginning with our first film parody “The G! True Hollywood Story: Dude, Where’s My Car?” which is currently in post-production. More realistic, we feel, is successfully entering our films in smaller film festivals, including Toronto Giggleshorts Comedy Film Festival and World of Comedy International Film Festival, both held in Toronto, Ontario; Firstglance Los Angeles Film Festival in Los Angeles; and the Anchorage Film Festival in Anchorage, Alaska. Exhibiting any of our film products at film festivals increases the exposure our work receives, increasing the chance that an executive of a film and/or television distribution company or television network might see our work, and then might help us achieve our goals by offering us a professional production opportunity, such as producing a television pilot or special, or short or feature-length film.

The plan for growth. Ultimately, we plan for a network to approve of one of our TV pilots and pay us money to produce more episodes of that concept. We also plan ultimately for a movie studio executive to view one of our short films and finance a future feature film. Once we begin to generate fees from the production of films and sees profits being derived from the release of completed films, which we believe may occur within the next 1-3 years, we are confident that we will be able to meet our minimum operating requirements. We then anticipate having funds available for the needs of our development, making it possible to expand in both quality and quantity. Please see Management’s Discussion and Analysis or Plan of Operation below.

Competition.     First, as a general note, competition in this industry, particularly in the low-budget, independent film production niche of the industry, is extremely intense. Major film studios such as Warner Bros. and Sony Corp’s Columbia-Tri Star dominate the industry; “mini-major” film studios such as Miramax and New Line Cinema compete fiercely to produce and/or distribute low- and mid-budgeted films; smaller independent production companies such as Shooting Gallery Films, Vivendi Universal’s October Films, Lion’s Gate Films and Regent Entertainment are well-established and use their recognition and track record as leverage to compete favorably for financing and other resources used to make films; and there are literally hundreds of web-based producers of films – with varied levels of quality – virtually all of which compete for recognition, attention and, ultimately, financing for future productions, in this crowded marketplace.

Initially, in order to make the business, marketing and distribution plans we described above work, we need to have our entertainment products competitive in three places: 1) at film festivals, 2) on the Internet, and 3) within the actual offices of members of the entertainment community. And business conditions in all three places are extremely competitive.

First, at film festivals, our work will be submitted to the various film festivals across the continent, and then, prior to each festival, judged against thousands of other short film submissions. If our work is selected by the respective festival’s judging panel, our work then is exhibited at the festival along with one hundred or more other films, all presumably of similar quality. These conditions combine to create a very poor business environment for our work, in that the likelihood of being offered professional production opportunities as a result solely of these exhibitions is small.

Second, on the Internet, there is an overwhelming supply of entertainment products, including short- and feature-length films and videos, and entertaining written material such as essays, screenplays, teleplays, columns, short stories, etc., and most of the suppliers of these entertainment products are actively trying to get their products seen by the broad public, and many want to be offered paid jobs in the entertainment industry to write, direct, produce or act in television, music videos and/or film projects, which is similar to our plan.

With the advent of the Internet, the amateur entertainment suppliers have multiplied geometrically. There are literally thousands upon thousands of websites such as ours which feature the creative and artistic work of one or more people in the fields of film, video and creative writing. Websites which make available entertainment products similar to ours include atomfilms.com, kinemafilms.com, shockwave.com, pitch-prods.com, cyanpictures.com, paperbarkfilms.com, and alldaybreakfast.ca. These websites containing entertainment products similar to ours – and many thousands more – are virtually all more established than we are, and carry more material than we do currently, and are more well-known than our website is.

Getting one’s product noticed on the Internet in this environment of overwhelming supply is extremely difficult. And with only a website which so far contains little content, and only one short film in post-production which cannot be uploaded onto our site until it is finished, and almost no promotion of the site, our competitive position in this industry is very weak currently.

The third area in which we need our products to be competitive initially is within the actual work offices of the members of the entertainment community. As we described above, our plan calls for sending copies of our products to the very people and/or entities we make fun of in our parodies. This is because the number of submissions – both solicited and unsolicited – which members of the entertainment community receive is huge. Often agents, producers, studio heads and others involved in programming in the entertainment industry will receive hundreds of submissions every month, including script submissions, video submissions and so on. Even with our unusual marketing and distribution method, we face a daunting uphill battle to get our work noticed. And with our relatively unknown status, our competitive position in this arena is, again, very weak.

Our position is further weakened because price is not a method of competition in this segment of the industry. Virtually no low-budget web-based supplier of entertainment products charges for their products, making it impossible to “undercut” the competition through price. And of course no supplier charges members of the entertainment industry a fee when they send submissions because suppliers are often desperate for members of the entertainment industry to view their work. Quality of product is certainly a method of competition; however, there, too, the sheer amount of entertainment products available make it close to impossible to “rise above the rest” in terms of quality.

Another competitive method is “who you know”, meaning that any personal and/or business relationships cultivated with members of the entertainment community by each supplier are utilized to get the respective supplier’s work seen by those members of the entertainment community. Here again, although our president and Chairman worked for one season as a writers’ assistant and assistant to the executive producer on a sitcom which aired on the WB Network, and our vice-president and secretary has worked as both a personal and business assistant for several celebrities in the past, we nevertheless cannot say that we are in a competitive advantage in this method of competition. Our “contacts” in the entertainment industry do not go deep and wide, and while we certainly will try to utilize whatever relationships with members of the entertainment community we have to our advantage, we cannot say that we are in a necessarily more competitive position in this method of competition than other suppliers, many of whom are more closely associated with the entertainment industry.

Finally, if we were to be successful to the point where we would be asked to be the production company of any kind of television programming or film of any length, our competition would be significantly broadened to include some of the largest and most well-established multi-national corporations in the world, including Walt Disney Company, Sony Corp., Viacom, News Corp. and AOL Time Warner. Please see Risk Factors above.

Dependence On a Few Major Customers. Although now with the Internet there are literally almost an infinite number of ways one may show one’s entertainment products to the public, there are still, nevertheless, only a very few ways to show one’s entertainment product to the public in exchange for money. There’s broadcast network programming, which includes NBC, CBS, ABC, FOX, WB and UPN, and several basic cable “network” channels which have original entertainment programming, including USA Network, Comedy Central, Lifetime, E! Entertainment Television, the PAX network, ABC Family, and MTV Networks. There’s also a limited amount of original programming funded by premium pay cable outlets, including HBO, Showtime, Cinemax and Encore! But there are not many other venues for exhibiting one’s work for money, and this huge amount of supply, combined with relatively few customers for the supply, creates a “bottleneck” effect for entertainment products, where there is a great deal of competition among suppliers of entertainment content, such as Tally-Ho, and outlets which air them, such as broadcast, basic cable and premium cable channels. Please see Risk Factors above.

Right now we have no customers, and we anticipate no customers for the near future. If our business plan was quite successful, then in the foreseeable future we would likely be reliant on the very few customers delineated above for all of our work.

Intellectual Property and Labor Agreements. Our success and ability to compete will be dependent in part upon our ability to obtain and maintain protection for our current and future literary properties, to defend our intellectual property rights and to operate without infringing on the proprietary rights of others. While we will attempt to rely, as needed, on a combination of copyrights and trademarks to establish and protect our intellectual property rights – including use of the U.S. Patent and Trademark Office’s Form PA and the Writers Guild of America’s Intellectual Property Registry – we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. The Form PA, published by the U.S. Patent and Trademark Office in Washington, D.C., allows the filer to register with the USPTO their creative recorded work, such as a film and the underlying script for the film. Although registration with the Copyright Office is not required to have a valid copyright, registration does provide several benefits, including the establishment of a public record and evidence of our claim as the valid copyright owner of our films and their underlying scripts, the ability to file a federal lawsuit against someone who uses our films or portions thereof without our permission, and eligibility to receive statutory damages and attorneys’ fees in the event we file and win a copyright infringement lawsuit. The Writers’ Guild of America’s Intellectual Property Registry service assists writers in establishing the completion dates of intellectual property, providing a dated record documenting a writer’s claim of authorship. If necessary, a Registry employee may produce the material as evidence if a legal or official Guild action is initiated.

Despite use of the federal Form PA and the Writers Guild’s Intellectual Property Registry, there can be no assurance that any of our intellectual property rights will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that we will be able to maintain the confidentiality of information relating to our literary properties.

Conversely, content on our website may bring us liability. Our website could possibly face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials we post. Such claims have been brought and sometimes successfully pressed against Internet content distributors. We could also be exposed to liability with respect to unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Although we intend to obtain general liability insurance, it may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. Therefore any imposition of liability could hurt our business. Please see Risk Factors above.

The only labor contract we have currently is the Experimental Film Agreement with the Screen Actors Guild, which is attached as an Exhibit. This contract discusses the rules involved with hiring, paying and working with the actors we use on our film and television shoots. We do not believe this agreement with SAG will negatively affect our business, as it specifically stipulates that we have the right as Producers to negotiate pay directly with the performers we wish to hire, rather than be bound by SAG’s normal minimum pay structure. There are, however, other rules we are bound by because of this Agreement with SAG, including actors’ pension and health contributions, which we feel do increase our costs somewhat. However, importantly, our Experimental Film Agreement with SAG allows us to hire non-SAG actors as well, greatly broadening our ability to search for the best and most cost-effective talent for our productions.

Existing or Probable Governmental Regulation There are the usual governmental regulations on workplace environment and employee pay, benefits, taxes and relations that other businesses face, as well as intellectual property considerations, discussed above; however, we do not anticipate any other governmental regulations to substantially effect our business.

Employees.     The total number of employees we have, including full- and part-time, is currently zero (0). We rely on the services of our President and Chairman, Tal Kapelner, our Vice-President, Secretary and Director, Cheney Shapiro, and our Treasurer, Ariella Kapelner, to devote as much time as they can to Tally-Ho and its projects, and to spend time overseeing our administrative responsibilities as well, but at this time we have no employees, not even our three management personnel. Currently, Tal Kapelner devotes 20 hours per week to Tally-Ho, Cheney Shapiro devotes 15 hours per week to Tally-Ho and Ariella Kapelner devotes 5 hours per week, on average, to Tally-Ho. We anticipate that our officers will continue to devote the same number of hours, on average, per week to our company in the foreseeable future, although there will naturally be a spike in the number of hours per week devoted by our management team whenever we go into production on a short film, web-exclusive video skit or vignette or television pilot. In the event we are successful in generating revenue and making our company profitable, employment contracts will be offered to members of our management personnel, and if in the mid-future, 1-3 years from now, we are successful enough to have the resources for and need to hire additional management or administrative or other personnel, we will do so.

With respect to our filmed entertainment products, those are worked on by independent contractors who work on each shoot on a project basis. For example, a director of photography and a script supervisor were retained for “The G! True Tinseltown Tale: Dude, Where’s My Car?” and then paid by the shoot day as independent contractors. Currently the film is in post-production getting edited by an editor who is paid by the hour and is also not an employee. The only exception to this are the actors. Pursuant to the contract we signed with the Screen Actors Guild, we are required to consider the actors we hire on each film employees, even if they are hired for only one day. However, the typical length of employment for actors on a short film shoot is 1-2 days, such as it was with “The G! True Tinseltown Tale: Dude, Where’s My Car?". This is typical of our industry and we will likely continue to produce film entertainment products without hiring employees, except for the actors on very short-term bases.

Item 2. Description of Property.

We are provided free office and small studio space at 518 Oak Street #2 in Glendale, California at no charge by our president and Chairman, Tal Kapelner.

Currently, and for the foreseeable future, which we consider to be over the next 12 months, it is our policy to not engage in any investments in real estate or interests in real estate, or any investments in real estate mortgages, or any securities of or interests in persons primarily engaged in real estate activity; however, we do not have in place specific, written limitations on the percentage of assets which may be invested in any one investment, or type of investment. This policy we have described may be changed without a vote of our security holders. Currently, it is not our policy to acquire assets either primarily for possible capital gain or primarily for income.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Use of proceeds from our registered stock offering. On November 7, 2003, the U.S. Securities and Exchange Commission declared our registered stock offering pursuant to Section 5 of the Securities Act of 1933 effective. The Commission assigned our registration statement File No. 333-104631.

The offering commenced immediately on November 7, 2003, with an offering date of November 7, 2003. The offering terminated on January 1, 2004, after the sale of 1,065,875 shares, well before we sold all 25,000,000 shares being offered.

The title of the class of equity that was registered and offered is Common Stock, $0.001 par value. We registered 25,000,000 shares at a price of $0.01 per share, for an aggregate amount of $250,000 worth of shares registered. We sold 1,065,875 shares, for an aggregate amount of $10,659 raised.

From the effective date of our registration statement on November 7, 2003, to the ending date of our reproting period on December 31, 2003, we reasonably estimate that we incurred approximately $300 of expenses in the issuance and distribution of the securities registered, all related to printing and engraving and postal costs. No costs were incurred for underwriting discounts or commissions, finders’ fees, or expenses paid to or for underwriters. There were no finders or underwriters. No direct or indirect payments were made to any directors, officers, promoters of the issuer or their associates; nor to any persons owning 10 percent or more of any class of the issuer’s equity, nor to any affiliates of the issuer; nor to any other person.

        The net offering proceeds to the issuer after deducting the $300 in expenses is $10,359.

From the effective date of our registration statement on November 7, 2003, to the ending date of our reproting period on December 31, 2003, no amount of net offering proceeds to the issuer were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); or repayment of indebtedness. $497 was used for working capital and $925 was used for accounting expenses. No payments were direct or indirect payments to directors, officers, general partners or promoters of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct.

The amount of cash we currently have on hand, as of February 29, 2004, is $385, and the amount of working capital we have — which is current assets minus current liabilities — is $(4,434). As of the end of our last quarter, on December 31, 2003, we had $6,268 cash on hand. The amount of cash we will need to operate our business over the next 12 months is $10,200. The amount of cash we have on hand is insufficient to satisfy our cash requirements for any time period, even one month. Without an infusion of cash from the offering, Tal Kapelner and Cheney Shapiro will have to continue to loan us money to pay our expenses. For example, Mr. Kapelner and Ms. Shapiro have already loaned us the $1,800 we needed to pay the accountants for our 2002 year-end audit, the $1,200 we needed to pay our accountants for unaudited interim financials, the $1,300 we needed to pay the EDGARizer costs thus far, and the $252 we needed to pay the state of California its Blue Sky fee.

In the fourth quarter of 2003, we began our second major project, a television pilot for a new original series entitled “The Boiler Twins”. Through that project, we were able to land the Screen Actors Guild contract which legitimized us as an official registered signatory producer to the Screen Actors Guild (SAG), giving us the right to hire any actor of any prominence for any future project. Additionally, work on any of our projects qualifies a non-union actor to join the SAG union. We look forward to completing and marketing the “Boiler Twins” project as part of our future plans for this year (see our Marketing Plans, below).

Also, since our registered stock offering in 2003, we have been very active in lining up contracts with key creative “below-the-line” talent, including contracts with music scoring and editing companies, as well as a consulting contract with well-known director and producer Eric Sherman’s company Film Transform, Inc. (Eric Sherman CV attached to Consulting Contract in Section 6.)

We have also landed an important co-production and development deal with Jayson Diola. It gives us exclusive right to produce his television pilot, subject to raising $10,000 over the next six months. We believe that this will give us the exposure in the industry to enhance our marketing plan and launch many of our entertainment products.

We also have signed a contract with Viscount Productions, Ltd., a company which provides filming services to non-entertainment companies who wish to produce their own educational or documentary videos or series. Viscount subcontracts the filming work to us. The contract begins in mid-May of 2004, and we are confident that this will allow us to begin business operations, begin a cash flow and start enjoying profits, which should allow us to raise some of the money we need for at least our smaller-scale projects we contemplate doing over the next 12 months.

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

These last two steps to completing this milestone have taken over one year so far, from March 2003 to present, and are likely to take an additional four months to complete. The cost of these two additional steps is likely to be approximately $3,000 and Tal Kapelner will be financing this money through loans.

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

The fourth milestone was to raise financial capital and prepare our share structure so as to allow for listing later on a secondary market by issuing freely-tradable securities. The specific steps we took to accomplish this were

a) retain counsel, auditor and EDGARizer professionals;
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

We have begun these steps in March of 2003 and completed this milestone on January 1, 2004, when our registered stock offering closed. This milestone has cost us approximately $6,500 in EDGARizing and accounting fees; printing, engraving and mailing costs; and states of California and Colorado registration fees, and some of that money was loaned to us by Tal Kapelner and Cheney Shapiro and the rest was taken from sales in the offering.

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

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in November 2004 and uploading the finished product in December 2004. We project a cost of $5,000 for this project from start to finish, and anticipate paying for this project through future loans or future money raises.

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

The timeframe for completing this milestone, depending upon availability of funds following this offering, is expected to be five months from writing the treatment to marketing and distributing the finished pilot. We anticipate working on this project from December of 2004 to the end of May 2005, and spending $40,000 to produce and market it, with the money coming from the proceeds of this offering.

The seventh milestone in our business plan is to apply for a priced quotation on the Over-The-Counter Bulletin Board stock quotation service. The specific steps we will need to take to complete this milestone are

a) close our stock offering pursuant to this registration statement;
b) prepare due diligence paperwork to supplement our 15c2-11 filing;
c) submit our due diligence materials to the NASD via a market maker;
d) respond to any deficiencies in our application as pointed out by the NASD;
e) upon approval for an unpriced quotation by the NASD, have market maker revise Form 211 to apply for a priced quotation on the Over-The-Counter Bulletin Board; and
f) work with market maker on setting an opening price and discuss making market on the stock.

The timeframe for completing this milestone is expected to be three months, from December 2003 to June 2004. There is no cost for applying for a priced quotation on the OTC Bulletin Board stock quotation service. Related accounting costs, however, are expected to be approximately $1,100 more than what was already paid, and are expected to be paid from the proceeds of this offering and loans from management.

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

We also plan to step up our marketing efforts, subject to available financing, of both our company as a whole as well as our indidividual projects. We look forward to more screenings of our first short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?", as well as distributing DVD and/or VHS copies of the film to key entertainment industry players, as we detail in our prospectus. We also plan to distribute copies of our television pilot “The Boiler Twins” in the hopes of gaining sufficient interest from television programmers. To publicize our company as a whole, and drive viewers to our website, we may place some of our written works — currently available through our website www.tallyhoventures.com — in the form of an ad placed in entertainment industry trade publications like Hollywood Reporter and Variety, and we may also advertise on-line in certain websites we feel may garner the greatest amount of exposure to our target demographic. Our marketing strategy in this area is to advertise counter-intuitively on sites that are not particularly known for their entertainment industry content, and are not widely advertised on at all, such as political weblogs like andrewsullivan.com and instapundit.com, thereby reaching a powerful and affluent demographic without much competition from other advertisers, in particular those from the entertainment industry.

We have no purchases or sales of plant and/or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Item 7. Financial Statements.

PAGE
Independent Auditors' Report	F-1
Financial Statements:
Balance Sheet as of December 31, 2003	F-2
Statement of Operations for the years ended
Ended December 31, 2003 and 2002	F-3
Statement of Stockholders' Deficiency
for the years ended December 31, 2003 and 2002	F-4
Statement of Cash Flows for the years ended
Ended December 31, 2003 and 2002	F-5
Notes to Financial Statements	F-6

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Tally-Ho Ventures, Inc.
(A Development Stage Company)
Glendale, California

We have audited the accompanying balance sheet of Tally-Ho Ventures, Inc. as of December 31, 2002, and the related statements of expenses, stockholders’ deficit, and cash flows for the period from November 21, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of Tally-Ho’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tally-Ho Ventures, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 10, 2004

TALLY-HO VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003

ASSETS
Current Assets
Cash	$6,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$310
Notes payable to shareholders	7,415

Total Current Liabilities	7,725

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 75,000,000 shares
authorized, 44,215,875 shares issued and outstanding	44,216
Additional paid in capital	31,035
Deficit accumulated during the development stage	(76,708)

Total Stockholders' Deficit	(1,457)

Total Liabilities & Stockholders' Deficit	$6,268

See accompanying summary of accounting policies and notes to financial statements.

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Year ended December 31, 2003, Period
from November 21, 2002 (Inception) Through December 31, 2002,
and Period from November 21, 2002 (Inception)
Through December 31, 2003

	2003	2002	Inception Through 2003
Administrative expenses
- paid in cash	$9,041	$74	$9,115
- paid in stock	3,000	64,200	67,200
- imputed interest	391	2	393

Net loss	$(12,432)	$(64,276)	$(76,708)

Basic and diluted loss per common share	$(.00)	$(.00)
Weighted average common shares outstanding	43,282,648	43,150,000

See accompanying summary of accounting policies and notes to financial statements.

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Period from November 21, 2002 (Inception)
Through December 31, 2003

	Common Stock Shares Amount		Deficit Accumulated During Development Stage	Totals
Shares issued to founder
in November 2002 at
par $.001	41,050,000	$41,050	$--	$41,050
Shares issued for services
in November 2002 at
par $.001	2,100,000	2,100	--	2,100
Shares canceled	(21,050,000)	--	--	--
Shares issued for services
in November 2002 at
par $.001	21,050,000	21,050	--	21,050
Imputed interest on notes
payable to shareholders	--	2	--	2
Net Loss	--	--	(64,276)	(64,276)

Subtotals	43,150,000	64,202	(64,276)	(74)
Shares issued for services
in November 2003 at
par $.001	300,000	3,000	--	3,000
Shares issued for cash
in 2003 at par $.001	765,875	7,658	--	7,658
Imputed interest on notes
payable to shareholders	--	391	--	391
Net loss	--	--	(12,432)	(12,432)

Balances, December 31, 2003	44,215,875	75,252	$(76,708)	$(1,457)

Less: par value		44,216

Paid in capital		$31,035

See accompanying summary of accounting policies and notes to financial statements.

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year ended December 31, 2003, Period
from November 21, 2002 (Inception) Through December 31, 2002,
and Period from November 21, 2002 (Inception)
Through December 31, 2003

	2003	2002	Inception Through 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,432)	$(64,276)	$(76,708)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued to founders	--	41,050	41,050
Stock issued for services	3,000	23,150	26,150
Imputed interest on notes payable to
shareholders391	2	393
Changes in Accounts Payable	310	--	310

NET CASH USED IN OPERATING ACTIVITIES	(8,731)	(74)	(8,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	--	(1,300)	(1,300)
Proceeds from repayment of loan to
related party	--	1,300	1,300

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
shareholders	4,892	2,524	7,416
Stock issued for cash	7,657	--	7,657

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,549	2,524	15,073
NET CHANGE IN CASH	3,818	2,450	6,268
Cash balance, beginning	2,450	--	--

Cash balance, ending	$6,268	$2,450	$6,268

See accompanying summary of accounting policies and notes to financial statements.

TALLY-HO VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Tally-Ho Ventures, Inc., was incorporated in Delaware on November 21, 2002 to produce films and television programs.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Tally-Ho considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2003.

Revenue Recognition. Tally-Ho recognizes revenue in accordance with Statement of Accounting Position 00-2 “Accounting by Producers or Distributors of Films”. Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. There were no revenues as of December 31, 2003.

Income taxes. Tally-Ho recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Tally-Ho provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements. Tally-Ho does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 FUNDING COMMITMENT

Tally-Ho has had no revenues and is currently attempting to raise capital. However, current overhead and administrative costs are minimal. The founder and majority shareholder has orally committed to fund ongoing operations.

NOTE 3 – NOTES PAYABLE TO SHAREHOLDERS

In November and December 2002, the majority shareholders loaned Tally-Ho $2,524. In 2003, the majority shareholders loaned Tally-Ho $4,892. The notes mature 12 months from issuance, bear no interest and have no collateral. Interest expense is being imputed at 8 percent and is recorded as paid in capital. The notes from 2002 were in default as of December 31, 2003.

NOTE 4 – COMMON STOCK

In November 2002, Tally-Ho’s founder was issued 41,050,000 shares of common stock valued at par or $41,050.

In November 2002, Tally-Ho issued 2,100,000 shares of common stock valued at par or $2,100 for services rendered.

In November 2002, the founder transferred 21,050,000 shares of his common stock to five individuals for services performed for Tally-Ho. The shares were accounted for as canceled and reissued by Tally-Ho for services. The shares were valued at $21,050 and have been expensed.

Tally-Ho sold 765,875 shares for $7,659 to several individuals in November and December 2003. Tally-Ho issued 300,000 shares valued at $3,000 to a consultant in November 2003.

NOTE 5 — INCOME TAXES

Deferred tax assets	$10
Less: valuation allowance	(10)

Net deferred taxes	$0

Tally-Ho has a net operating loss of approximately $75 at December 31, 2003 which expires in 2023.

NOTE 6 — COMMITMENTS

Tally-Ho’s principal office is in the home of Tally-Ho’s president pursuant to an oral agreement on a rent-free month-to-month basis.

Item 8A. Controls and Procedures.

It is Management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Tally Ho. It is the President’s and Treasurer’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

As of December 31, 2004, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that while the Company’s management, including the President and Treasurer, believes the Company’s disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on Management’s assessment of Tally Ho’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The following are the names and ages of all directors and executive officers, their positions and offices, and brief descriptions of their business experience during the past five years:

Tal L. Kapelner
Age:   29

President and Chairman of the Board of Directors

From July 1997- March 1998, served as a writers’ assistant and assistant to an Executive Producer on “Unhappily Ever After”, a television sitcom produced by Touchstone Television, a division of Disney Enterprises, and airing on the WB network. His duties included proof-reading scripts and non-creative rewriting of scripts, recording various editing notes during the show’s tapings, and performing a variety of office assistant functions for an executive producer of the show.

From March 1998- April 2000 was self-employed as a technical writer and creative writer of screenplays and teleplays. Was hired to write business plans for companies in various fields. Was never hired or paid for any creative writing during this time.

From April 2000-present, President of a California subchapter S corporation engaged in technical writing services named “Tally-Ho Ventures, Inc.”, which is not associated with our company. His duties include preparing business plans for companies in various fields.

Cheney A. Shapiro
Age:   21
Vice-President, Secretary and a Director

From March 1998- June 2000, served as a personal and business assistant to a celebrity — primarily film actress; name being withheld — and her family. Her duties included being a household governess, which entails being a nanny to three kids, running errands, house-sitting, and helping to run the household; also provided administrative support for celebrity’s acting career.

From June 2000- January 2001, was a personal and business assistant to a celebrity – primarily television actress; name being withheld. Her duties included bookkeeping and various office assistant functions, and household duties.

From January 2001- May 2002, employed as executive assistant to the Chairman of David Morse and Associates, an insurance adjustment firm based in Glendale, California. Duties included maintaining the external and internal PR of the Chairman, event and meeting planning, scheduling of company activities, some marketing for the company and various office assistant functions.

From July 2002-present, President of Fly-By Enterprises, Inc., a California corporation offering administrative support services, such as communication system and database overhauls, on a project basis. Her duties include seeking and performing project-based administrative work to people in the business community. Her administrative assistant projects include overseeing organizational projects and database overhauls.

Ariella Kapelner
Age:   57
Treasurer

From August 1998-present, founded and still serves as president of the nonprofit corporation Living & Education, Inc., a provider of instructional videos covering such fields as parenting and drug and criminal rehabilitation, under which she has produced educational materials and seminars currently being sold world-wide.

From January — November 2001, served as president of Investment Research, Inc., a for-profit corporation engaged in the research of how venture capitalists and other investors choose which investments they wish to make and upon which criteria to make such decisions. She has matched investors’ interests with young companies looking for funding by calling persons holding themselves out to be “angel investors” and surveying them as to which types of companies they would be interested in investing and informing young companies looking for funding of the results of her surveys.

From September 2001- January 2003, served as executive director of the non-profit Federal Commission on Educational Rights, Inc., a group which seeks to inform parents of their rights in the educational system. Ms. Kapelner has educated many parents on these rights.

The following are all the directors of Tally-Ho, their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies:

Director’s Name	Term of Office as Director and Period During Which Served	Other Directorships Held in Reporting Companies
Tal L. Kapelner Cheney A. Shapiro	1 year, 4 months Served November 21, 2002 - present 1 year, 4 months Served November 21, 2002 - present	None None

Ariella Kapelner, treasurer, is the mother of president and Chairman of the Board, Tal Kapelner.

Tally Ho’s board of directors has determined that Tally Ho does not have an audit committee financial expert serving on its audit committee. We do not have an audit committee financial expert at this time because of our limited resources and lack of ongoing operations necessitating an audit committee financial expert.

Tally Ho has adopted a Code of Ethics that applies to our principle executive officer (Tal L. Kapelner), principal financial officer (Ariella Kapelner), and principal controller (Tal L. Kapelner).

We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. To receive a copy of our Code of Ethics, mail a request for such to: Tally-Ho Ventures, Inc., 518 Oak Street #2, Glendale, CA 91204.

Item 10. Executive Compensation.

No compensation was awarded to, earned by or paid to any officer or director of Tally-Ho.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Tally Ho has no equity compensation plans at this time.

We have 44,215,875 shares of common stock outstanding at $0.001 par value. 75,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock Common Stock	Tal L. Kapelner c/o Tally-Ho Ventures, Inc. 518 Oak Street #2 Cheney A. Shapiro c/o Tally-Ho Ventures, Inc. 518 Oak Street #2	20,000,000 shares(1) President and Chairman of the Board of Directors 20,000,000 shares(2) Vice-President, Secretary and a Director	45.2 45.2

(1)     Tal Kapelner owns 20,000,000 shares of Tally-Ho, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)     Cheney Shapiro owns 20,000,000 shares of Tally-Ho, no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

We only have one class of equity securities, and that is our Common Stock, and we have no parents or subsidiaries. For our Common Stock, we present the following information regarding the security ownership of our management, as of December 31, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock Common Stock Common Stock Common Stock	Tal L. Kapelner
c/o Tally-Ho Ventures, Inc.
518 Oak Street #2

Cheney A. Shapiro
c/o Tally-Ho Ventures, Inc.
518 Oak Street #2

Ariella Kapelner
c/o Tally-Ho Ventures, Inc.
518 Oak Street #2

All Directors and Executive Officers as a Group
c/o Tally-Ho Ventures, Inc.
518 Oak Street #2
		20,000,000 shares(1) President and Chairman of the Board of Directors 20,000,000 shares(2) Vice-President, Secretary and a Director 1,000,000 shares(3) Treasurer 41,000,000 shares(4)	45.2 45.2 2.3 92.7

(1)     Tal Kapelner owns 20,000,000 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)     Cheney Shapiro owns 20,000,000 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(3)     Ariella Kapelner owns 1,000,000 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(4)     All Directors and Executive Officers as a Group own 41,000,000 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Item 12. Certain Relationships and Related Transactions.

We do not have any parent companies. The names of our three promoters are Tal Kapelner, Cheney Shapiro and Ariella Kapelner, who are the three founders of our company.

On November 21, 2002, Tal Kapelner received 41,050,000 shares of common stock from Tally-Ho, valued at the par value of $0.001 per share, which he received in exchange for our business plan, valued at $41,050. Nothing else of any value was given to us by Mr. Kapelner or received by Mr. Kapelner from us.

The business plan acquired by us from Mr. Kapelner was acquired for 41,050,000 shares of our common stock, with the price per share set at par value, $0.001, making the total amount paid by us for the business plan $41,050. The principle followed in determining the amount of the business plan was an approximation based on Tally-Ho’s and Tal Kapelner’s experience seeing similar transactions occur for others. This determination regarding the amount of the business plan was made by Tal Kapelner, President and Chairman of our company, and son of Ariella Kapelner, the Treasurer of our company. The cost of the business plan to Tal Kapelner was negligible, practically zero.

On November 21, 2002, 20,000,000 of Mr. Kapelner’s initial 41,050,000 shares were assigned by Tal Kapelner to Cheney Shapiro in connection with her services as a founder, a director, and our Vice-President and Secretary. Nothing else of any value was given to us by Ms. Shapiro or received by Ms. Shapiro from us.

Also on November 21, 2002, 1,000,000 shares of our common stock was assigned by Mr. Kapelner from his own personal share holdings to Ariella Kapelner in connection with her services as a founder and our Treasurer. Nothing else of value was given to us by Ms. Kapelner or received by Ms. Kapelner from us.

Item 13. Exhibits and Reports on Form 8-K.

Index of Exhibits

Exhibit 1. Exhibit 2. Exhibit 3. Exhibit 4. Exhibit 5.	Item 601(b)(3)(i) Item 601(b)(3)(ii) Item 601(b)(4) Item 601(b)(31) Item 601(b)(32)	Articles of Incorporation* Bylaws* Instruments defining the rights of shareholders* Rule 13a-14(a)/15d-14(a) Certifications (attached) Section 1350 (attached)

* These exhibits are hereby incorporated by reference to our Registration Statement on Form SB-2 filed November 7, 2003. File No. 333-104631.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

There was no reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for our audit, review of regulatory filings, and all other services normally provided by the accountant in connection with statutory or regulatory filings, for fiscal year 2003: $3,925

for fiscal year 2002: $0

Audit-Related Fees

The aggregate fees billed for professional services rendered by our principal accountant for services related to preparation of financial statements and review thereof that were not reported under “Audit Fees” above, for fiscal year 2003: $0

for fiscal year 2002: $0

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning,

for fiscal year 2003: $0

for fiscal year 2002: $0

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant for all other services,

for fiscal year 2003: $0

for fiscal year 2002: $0

Tally Ho’s audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshhold established by Rule 2-01 of Regulation S-X has been met. The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC. (Registrant) By: /s/ Tal L. Kapelner Tal L. Kapelner, President Date: April 5, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tal L. Kapelner
         Tal L. Kapelner, President, Controller
         and Chairman of the Board of Directors

Date: April 5, 2004

By: /s/ Cheney A. Shapiro
         Cheney A. Shapiro, Vice-President,
         Secretary and a Director

Date: April 5, 2004

By: /s/ Ariella Kapelner
         Ariella Kapelner, Treasurer and Chief
         Financial Officer

Date: April 5, 2004

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers

No annual report or proxy material has been sent to security holders.