Form 10QSB
period 2004-03-31
TALLY HO VENTURES INC
filed 2004-05-26
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

TALLY-HO VENTURES, INC.
a Delaware corporation
518 Oak Street #2
Glendale, CA 91204
(818) 550-7886

IRS Employer Identification No.: 43-1988542

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value: 44,215,875 shares as of March 31, 2004

Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

Item 1. Financial Statements.

Following are interim financial statements, including cumulative from inception financial information, as required pursuant to Item 310(b) of Regulation S-B:

TALLY-HO VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2004

ASSETS
Current Assets
Cash	$570

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Notes payable to shareholders	$5,719

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 75,000,000 shares
authorized, 44,215,875 shares issued and outstanding	44,216
Additional paid in capital	31,166
Deficit accumulated during the development stage	(80,531)

Total Stockholders' Deficit	(5,149)

Total Liabilities & Stockholders' Deficit	$570

F-1

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2004 and 2003,
and Period from November 21, 2002 (Inception)
Through March 31, 2004

	2004	2003	Inception Through 2004
Administrative expenses
- cash	$3,692	$1,072	$12,807
- non-cash	--	--	67,200
- imputed interest	131	52	524

Net loss	$(3,823)	$(1,124)	$(80,531)

Basic and diluted loss per common share	$(.00)	$(.00)
Weighted average common shares outstanding	44,215,875	43,150,000

F-2

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003,
and Period from November 21, 2002 (Inception)
Through March 31, 2004

	2004	2003	Inception Through 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,823)	$(1,124)	$(80,531)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued to founders	--	--	41,050
Stock issued for services	--	--	26,150
Imputed interest on notes payable to
shareholders1	31	52	524
Changes in Accounts Payable	(310)	--	--

NET CASH USED IN OPERATING ACTIVITIES	(4,002)	(1,072)	(12,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	--	(1,300)	(1,300)
Proceeds from repayment of loan to
related party	--	--	1,300

NET CASH USED IN INVESTING ACTIVITIES	--	(1,300)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
shareholders	900	152	8,316
Payments on notes payable to
Shareholders	(2,596)	--	(2,596)
Stock issued for cash	--	--	7,657

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,696)	152	13,377

NET CHANGE IN CASH	(5,698)	(2,220)	570
Cash balance, beginning	6,268	2,450	--

Cash balance, ending	$570	$230	$570

F-3

TALLY-HO VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tally-Ho Ventures, Inc. (“Tally-Ho”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Tally-Ho’s Registration Statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2003 as reported in the 10-KSB have been omitted.

F-4

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

The amount of cash we currently have on hand, as of April 30, 2004, is $78, and the amount of working capital we have — which is current assets minus current liabilities — is $(6,190). As of the end of our last quarter, on March 31, 2004, we had $570 cash on hand. The amount of cash we will need to operate our business over the next 12 months is $10,200. The amount of cash we have on hand is insufficient to satisfy our cash requirements for any time period, even one month. Without an infusion of cash from future money raises, Tal Kapelner and Cheney Shapiro will have to continue to loan us money to pay our expenses.

In the first quarter of 2004, we began post-production for our second major project, a television pilot for a new original series entitled “The Boiler Twins”. Through that project, we were able to land the Screen Actors Guild contract which legitimized us as an official registered signatory producer to the Screen Actors Guild (SAG), giving us the right to hire any actor of any prominence for any future project. Additionally, work on any of our projects qualifies a non-union actor to join the SAG union. We look forward to completing and marketing the “Boiler Twins” project as part of our future plans for this year (see our Marketing Plans, below).

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

The timeframe for completing this milestone is expected to be three months, from December 2003 to June 2004. There is no cost for applying for a priced quotation on the OTC Bulletin Board stock quotation service. Related accounting costs, however, are expected to be approximately $1,100 more than what was already paid, and are expected to be paid from loans from management.

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

As of March 31, 2004, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Index of Exhibits:

31.1	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Treasurer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 24, 2004 Date May 24, 2004 Date May 24, 2004 Date May 24, 2004	TALLY-HO VENTURES, INC. (Registrant) /s/ Tal L. Kapelner Tal L. Kapelner President /s/ Ariella Kapelner Ariella Kapelner Treasurer