Form 10QSB
period 2004-06-30
TALLY HO VENTURES INC
filed 2004-08-12
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30,2004.

_	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

TALLY-HO VENTURES, INC.
a Delaware corporation
518 Oak Street #2
Glendale, CA 91204
(818) 550-7886 — phone

IRS Employer Identification Number: 43-1988542

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Number of shares outstanding of each of Tally-Ho’s classes of common equity, as of the latest practicable date:

Common Stock: 46,340,875 as of July 31, 2004.

TALLY-HO VENTURES, INC.
[a development stage corporation]
BALANCE SHEET
as of June 30, 2004
[unaudited]

ASSETS
Current Assets
Cash - General Account	$13,101
Cash - Production Account	20,000
Cash - Distribution & Exhibition Account	6,500

Total Assets	39,601

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Notes Payable to Shareholders	$6,468

Total Liabilities	6,468
STOCKHOLDERS' EQUITY
Common stock, $0.001 par, 75,000,000
shares authorized, 46,275,875 shares
issued and outstanding	46,276
Additional paid-in capital	70,398
Accumulated deficit	(83,541)

Total Stockholders' Equity	33,133

Total Liabilities and Stockholders'
Equity	$39,601

F-1

TALLY-HO VENTURES, INC.
[a development stage corporation]
STATEMENT OF EXPENSES
Three months ended June 30, 2004,
Six months ended June 30, 2004,
Three months ended June 30, 2003,
Six months ended June 30, 2003, and the period from November 21, 2002 (Inception) through June 30, 2004

	4/1 - 6/30, 2004	1/1 - 6/30, 2004	4/1 - 6/30, 2003	1/1 - 6/30, 2003	Inception through 6/30/2004
Administrative
expenses
paid in
cash	$2,918	6,611	2,844	3,916	15,724
paid in
stock	--	--	--	--	67,200
imputed
interest	121	224	75	127	617

Net loss	$(3,039)	(6,835)	(2,919)	(4,043)	(83,541)

Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)	--
Weighted average
common shares
outstanding	44,471,333	44,317,382	43,150,000	43,150,000	--

F-2

TALLY-HO VENTURES, INC.
[a development stage corporation]
STATEMENT OF CASH FLOWS
Six months ended June 30, 2004,
Six months ended June 30, 2003, and period from November 21, 2002 (Inception) through June 30, 2004

	1/1 - 6/30, 2004	1/1 - 6/30, 2003	Inception through 6/30/2004
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(6,835)	(4,043)	(83,541)
Adjustments to reconcile
net loss to cash used
in operating
activities:
Stock issued to founders	--	--	41,050
Stock issued for services	--	--	26,150
Imputed interest on notes
payable to shareholders	224	127	617
Changes in Accounts Payable	(310)	--	--

NET CASH USED IN OPERATING
ACTIVITIES	(6,921)	(3,916)	(15,724)

CASH FLOWS FROM INVESTING
ACTIVITIES
Loans to related party	--	(1,300)	(1,300)
Proceeds from repayment of
loan to related party	--	1,300	1,300

NET CASH USED IN INVESTING
ACTIVITIES	--	0	0

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from notes payable
to shareholders	1,650	1,479	9,064
Payments on notes payable
to shareholders	(2,596)	--	(2,596)
Stock issued for cash	41,200	--	48,857

NET CASH PROVIDED BY FINANCING
ACTIVITIES	40,254	1,479	55,325

NET CHANGE IN CASH	33,333	(2,437)	39,601
Cash balance, beginning	6,268	2,450	0

Cash balance, ending	$39,601	13	39,601

CASH PAID FOR:
Interest	$--	--	--
Income taxes	$--	--	--
SCHEDULE OF NON-CASH
INVESTING AND FINANCING
Common stock issued
for services	$--	--	67,200

F-3

TALLY-HO VENTURES, INC.,
[a development stage corporation]
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tally-Ho Ventures, Inc. (“Tally-Ho”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Tally-Ho’s Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2003 as reported in the 10-KSB have been omitted.

NOTE 2 — SIGNIFICANT EVENTS

On June 12, 2004, the Board of Directors of Tally-Ho resolved to conduct a private placement offering of 3,000,000 of its common shares of stock at a price of $0.02 per share. The offering was conducted from June 12, 2004 — July 13, 2004 pursuant to an exemption from registration under Section 5 of the Securities Act of 1933, as amended.

2,125,000 shares were issued to 12 investors in the state of California. A total of $42,500 was raised, including $1,300 raised after June 30, 2004.

NOTE 3 — RELATED PARTY TRANSACTIONS

Treasurer Ariella Kapelner loaned the Company $900 in the six months ended June 30, 2004. President and Chairman of the Board Tal L. Kapelner loaned the Company $375 in the six months ended June 30, 2004, and Vice-President, Secretary and Director Cheney A. Shapiro loaned the Company $375 in the six months ended June 30, 2004.

Additionally, imputed interest of $224 for the six months ended June 30, 2004 was contributed to capital by holders of the notes, and was recorded as paid-in capital.

Further, Tal L. Kapelner purchased 137,500 shares of stock of the Company in the private placement offering described in Note 2 for $2,750, and Cheney A. Shapiro purchased 425,000 shares of stock of the Company in the private placement offering described in Note 2 for $8,500.

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

The amount of cash we currently have on hand, as of July 31, 2004, is $39,531, and the amount of working capital we have — which is current assets minus current liabilities — is $33,063. As of the end of our last quarter, on June 30, 2004, we had $39,601 cash on hand. The amount of cash we will need to operate our business over the next 12 months is $10,200 for administrative expenses and approximately $60,000 for production and operating costs, for a total of $70,200. The amount of cash we have on hand is sufficient to satisfy our cash requirements for administrative expenses over the next year, but insufficient to pay for some of our operational and production costs. Without an infusion of cash from future money raises, we will only be able to produce approximately 50% of the entertainment products we have slated for production over the next 12 months.

Recent Activities That We Are Cultivating For Near-Term Development. In the fourth quarter of 2003, we began our second major project, a television pilot for a new original series entitled “The Boiler Twins”. Through that project, we were able to land the Screen Actors Guild contract which legitimized us as an official registered signatory producer to the Screen Actors Guild (SAG), giving us the right to hire any actor of any prominence for any future project (see Section 6., Agreements, Contracts, Etc.). Additionally, work on any of our projects qualifies a non-union actor to join the SAG union. We look forward to completing and marketing the “Boiler Twins” project as part of our future plans for later this year (see below).

Earlier this year, we have been very active in lining up contracts with key creative “below-the-line” talent, including contracts with music scoring and editing companies, as well as a consulting contract with well-known director and producer Eric Sherman’s company Film Transform, Inc. (Eric Sherman CV attached to Consulting Contract in Section 6., Agreements, Contracts, Etc.)

We have also landed an important co-production and development deal with Scott Caan, son of actor James Caan and an actor in his own right, and his partner Jayson Diola. It gives us exclusive right to produce a “rough” version of their television pilot, subject to raising $10,000 over the following year (see Section 6., Agreements, Contracts, Etc.). And due to our successful money raise in June and July of this year (see below) we have tentatively added this project to our production slate (see below), subject to, inter alia, the availability of actor Scott Caan. We believe that this will give us the exposure in the industry to enhance our marketing plan and launch many of our future entertainment products.

We submitted a proposal to associates of rap music group Lil Jon to produce a music video for one of the tracks from their 2002 album “Kings of Crunk”, and are waiting to hear back from them.

Finally, we completed a second stock offering. This stock offering, which began June 12 and closed July 13, 2004, was a private stock offering, and 2,125,000 restricted shares were issued at $0.02 per share to 12 investors. A total of $42,500 was raised through this offering, the proceeds from which will be used to pay administrative expenses, as well as complete the projects begun to this point and produce new ones (see below for production slate).

Production Plans (Summary of Product Development). Over the next 12 months, we plan to a) complete the two major projects we have under way so far — the short film entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” and the rough television pilot “The Boiler Twins” — and b) produce a minimum of 7 super-short films (under ten minutes long) films and 3-4 short films (10-40 minutes long). Based upon our experience, we anticipate each of these products to have a completion timeframe of 2-4 months each, from pre-production to post-production, subject to additional, future financing.

G! Dude?             Regarding the completion and marketing of our first entertainment product, a short film shot on digital video entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” (“G! Dude?”), the specific steps we still are taking to accomplish this are: a) have director, producers and editor work together to cut the footage together into a final film, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.; b) produce copies of the finished film in whichever media is deemed suitable; and c) distribute and market the finished product.

The cost of these steps is likely to be approximately $3,000 and due to our successful money raise in June and July this year, we anticipate taking September — November, 2004 to complete this project.

Worst Car Parker Ever         Following completion of the G! Dude? project, we shall begin the next project on our slate, a web-exclusive video vignette featuring two sets of teams, each with their own car, attempting to garner the most number of parking tickets in one day in the Greater Los Angeles Area. The steps we will need to take to accomplish this are:

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

We project a cost of $5,000 for this project from start to finish. Due to our successful money raise of $42,500 completed in July, 2004, we anticipate starting this project in November 2004, once we’ve completed the G! Dude? short film, and uploading the finished product in December 2004.

The Philosophy Behind Fart Jokes The largest project we have planned in the next 12 months is to produce and screen a pilot episode of our newest planned television show, “The Philosophy Behind Fart Jokes”, which we have designed to be a behind-the-scenes reality-based television show which will feature edited footage of three writing partners coming together at a table to write a comedy sketch of their choosing. The first two-thirds of the show will contain this footage showing the writers attempting to put funny material down on paper in the form of a five-minute comedy skit. The final 5-10 minutes of the program will feature professional actors actually performing the skit the writers just completed writing, as well as bonus behind-the-scenes footage showing the actors first reading their lines and rehearsing. The specific steps for completing this milestone will be

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

The timeframe for completing this project, because of our successful stock offering completed in July, 2004, is expected to be five months from writing the treatment to screening the finished pilot to members of the entertainment industry and others. We anticipate working on this project from December of 2004 to the end of May 2005, and spending $40,000 to produce and market it. We will likely need to conduct a future money raise in order to complete the financing of this project, or use funds from anticipated operations through our subcontracting contract with Viscount Productions beginning next year.

Delux Beauty        Although we do not have as yet a firm placement in our production schedule for this project due to uncertainties with actors’ schedules, clearance of the project through all parties’ agents and managers, and other factors, the sitcom pilot “Delux Beauty,” a property developed by Jason Diola and Scott Caan and exclusively the right of Tally-Ho to produce (see Section 6., Agreements, Contracts, Etc.), is being slated tentatively for production in the next six months, due to our successful money raise in June and July, 2004, which satisfied the requirements of the contract with Diola and Caan to trigger production.

In addition to the above-mentioned creative projects, we have many ideas in development for our short and super short films, including a spoof of Viacom’s basic cable channel MTV, tentatively titled “20 Things You Won’t See on MTV (Like Dignity)"; a parody of the television series “Inside the Actor’s Studio”; a parody of television shows featuring bloopers and practical jokes; a parody of the television show “The Love Boat” tentatively titled “The Like Boat”; and two short films: first, a comedy centering on new Hollywood writers in training as they write some of their first scripts, which we bring to life on screen to show the absurdity of the ideas; and second, a dramatic short film about a group of psychiatrists’ influence in the loss of individual liberty and freedom in the U.S., both of which short films we may use as a tool to develop funding from investors for shooting a feature-length version of the same film.

Marketing plans. We also plan to step up our marketing efforts, subject to future financing, of both our company as a whole as well as our indidividual projects. We look forward to more screenings of our first short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?", as well as distributing DVD and/or VHS copies of the film to key entertainment industry players, as we detail in our prospectus and subsequent filings. We also plan to distribute copies of our television pilot “The Boiler Twins” in the hopes of gaining sufficient interest from television programmers. To publicize our company as a whole, and drive viewers to our website, we may place some of our written works — currently available through our website www.tallyhoventures.com — in the form of an ad placed in entertainment industry trade publications like Hollywood Reporter and Variety, and we may also advertise on-line in certain websites we feel may garner the greatest amount of exposure to our target demographic. Our marketing strategy in this area is to advertise counter-intuitively on sites that are not particularly known for their entertainment industry content, and are not widely advertised on at all, such as political weblogs like andrewsullivan.com, wonkette.com and instapundit.com, thereby reaching a powerful and affluent demographic without much competition from other advertisers, in particular those from the entertainment industry.

Plant and Significant Equipment .. We do not expect any purchase or sale of any plant or significant equipment assets in the next 12 months. We may lease additional office and studio space, depending upon the success of future money raises. Currently we use dedicated office and small studio space provided free of charge by our president, Tal L. Kapelner.

Number of Employees. Our current number of employees is zero. We do not expect a significant change in the number of employees in the next 12 months. If future money raises were to prove especially successful, we may hire our three officers as employees, for a total of three employees.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

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

As of June 30, 2004, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities.

(c)     From June 12 — July 13, 2004, 2,125,000 restricted shares of Tally Ho’s Common Stock were issued to 12 investors who purchased the shares through a private placement offering. The total offering price was $60,000, of which $42,500 was sold. There were no underwriting discounts or commissions.

The securities in this private placement offering were issued pursuant to section 4(2) of the Securities Act of 1933, as amended, without registration under section 5. The facts relied upon to make the exemption available included the positive affirmation by all investors that they each had either a pre-existing personal or business relationship with the company, or else had the capacity to protect their own interest in connection with their investment through their business and/or financial experience; that they each had familiarity with the company’s business; that they were purchasing for their own account and not with a view to or for sale in connection with any distribution of the security; and that they were not offerred or sold any shares in the offering through advertising.

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

Date August 10, 2004 Date August 10, 2004	TALLY-HO VENTURES, INC. (Registrant) /s/ Tal L. Kapelner Tal L. Kapelner President /s/ Ariella Kapelner Ariella Kapelner Treasurer