Form 10QSB
period 2004-09-30
TALLY HO VENTURES INC
filed 2004-11-15
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number_______________________

TALLY-HO VENTURES, INC.
a Delaware corporation

518 Oak Street #2
Glendale, CA 91204
818-550-7886

I.R.S. Employer Identification #: 43-1988542

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock of Tally-Ho Ventures, Inc. outstanding, as of October 31, 2004: 45,915,875.

Transitional Small Business Disclosure Format (Check one): Yes [_]    No [X]

Item 1. Financial Statements.

TALLY-HO VENTURES, INC.
[a development stage corporation]
BALANCE SHEET
as of September 30, 2004
[unaudited]

ASSETS
Current Assets
Cash - General Account	$4,224
Cash - Production Account	20,000
Cash - Distribution & Exhibition Account	6,500

Total Assets	30,724

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Notes Payable to Shareholders	$6,468

Total Liabilities	6,468
STOCKHOLDERS' EQUITY
Common stock, $0.001 par, 75,000,000
shares authorized, 45,915,875 shares
issued and outstanding	45,916
Additional paid-in capital	63,688
Accumulated deficit	(85,348)

Total Stockholders' Equity	24,256

Total Liabilities and Stockholders' Equity	$30,724

TALLY-HO VENTURES, INC.
[a development stage corporation]
STATEMENT OF EXPENSES
Three months ended September 30, 2004,
Nine months ended September 30, 2004,
Three months ended September 30, 2003,
Nine months ended September 30, 2003,
and the period from November 21, 2002 (Inception) through September 30, 2004

	7/1 - 9/30, 2004	1/1 - 9/30, 2004	7/1 - 9/30, 2003	1/1 - 9/30, 2003	Inception through 9/30/2004
Administrative expenses
- paid in cash	$1,677	8,288	2,193	6,109	17,401
- paid in stock	--	--	--	--	67,200
- imputed interest	130	354	114	241	747

Net loss	$(1,807)	(8,642)	(2,307)	(6,350)	(85,348)

Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares
outstanding	46,228,647	44,954,470	43,150,000	43,150,000

TALLY-HO VENTURES, INC.
[a development stage corporation]
STATEMENT OF CASH FLOWS
Nine months ended September 30, 2004,
Nine months ended September 30, 2003,
and period from November 21, 2002 (Inception) through September 30, 2004

	1/1 - 9/30, 2004	1/1 - 9/30, 2003	Inception through 9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,642)	(6,350)	(85,348)
Adjustments to reconcile
net loss to cash used
in operating
activities:
Stock issued to founders	--	--	41,050
Stock issued for services	--	--	26,150
Imputed interest on notes
payable to shareholders	354	241	747
Changes in Accounts Payable	(310)	--	--

NET CASH USED IN OPERATING ACTIVITIES	(8,598)	(6,109)	(17,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	--	(1,300)	(1,300)
Proceeds from repayment of
loan to related party	--	1,300	1,300

NET CASH USED IN INVESTING ACTIVITIES	--	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable
to shareholders	1,650	3,918	9,064
Payments on notes payable
to shareholders	(2,596)	--	(2,596)
Stock issued for cash	42,500	--	50,157
Stock returned and cancelled;
cash returned	(8,500)	--	(8,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,054	3,918	48,125

NET CHANGE IN CASH	24,456	(2,191)	30,724
Cash balance, beginning	6,268	2,450	0

Cash balance, ending	$30,724	259	30,724

CASH PAID FOR:
Interest	$--	--	--
Income taxes	$--	--	--
SCHEDULE OF NON-CASH
INVESTING AND FINANCING
Common stock issued for services	$--	--	67,200

TALLY-HO VENTURES, INC.,[a
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

NOTE 3 — RELATED PARTY TRANSACTIONS

Treasurer Ariella Kapelner loaned the Company $900 in the nine months ended September 30, 2004. President and Chairman of the Board Tal L. Kapelner loaned the Company $375 in the nine months ended September 30, 2004, and Vice-President, Secretary and Director Cheney A. Shapiro loaned the Company $375 in the nine months ended September 30, 2004.

Additionally, imputed interest of $354 for the nine months ended September 30, 2004 was contributed to capital by holders of the notes, and was recorded as paid-in capital.

Further, Tal L. Kapelner purchased 137,500 shares of stock of the Company in the private placement offering described in Note 2 for $2,750, and Cheney A. Shapiro purchased 425,000 shares of stock of the Company in the private placement offering described in Note 2 for $8,500.

Further, on September 8, 2004, Cheney A. Shapiro returned to the Company the 425,000 shares of stock she purchased in the private placement offering described in Note 2 above. The Company cancelled the 425,000 shares and returned the purchase price of $8,500 to Ms. Shapiro.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

The amount of cash we currently have on hand, as of October 31, 2004, is $30,003, and the amount of working capital we have — which is current assets minus current liabilities — is $23,535. As of the end of our last quarter, on September 30, 2004, we had $30,724 cash on hand. The amount of cash we will need to operate our business over the next 12 months is $10,200 for administrative expenses and approximately $60,000 for production and operating costs, for a total of $70,200. The amount of cash we have on hand is sufficient to satisfy our cash requirements for administrative expenses over the next year, but insufficient to pay for some of our operational and production costs. Without an infusion of cash from future money raises, we will only be able to produce approximately 40% of the entertainment products we have slated for production over the next 12 months.

Production Plans. Over the next 12 months, Tal Kapelner and Cheney Shapiro plan to a) complete the two major projects we have under way so far — the short film entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” and the rough television pilot “The Boiler Twins” — and b) produce a minimum of 7 super-short films (under ten minutes long) films and 3-4 short films (10-40 minutes long). Based upon our experience, we anticipate each of these products to have a completion timeframe of 2-4 months each, from pre-production to post-production, subject to additional, future financing.

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

The cost of these steps is likely to be approximately $3,000 and due to our successful money raise in June and July this year, we anticipate taking the month of November, 2004 to complete this project.

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

The Philosophy Behind Fart Jokes The largest project we have planned in the next 12 months is to produce and screen a pilot episode of our newest planned television show, “The Philosophy Behind Fart Jokes”, which we have designed to be a behind-the-scenes reality-based television show which will feature edited footage of three writing partners coming together at a table to write a comedy sketch of their choosing. The first two-thirds of the show will contain this footage showing the writers attempting to put funny material down on paper in the form of a five-minute comedy skit. The final 5-10 minutes of the program will feature professional actors actually performing the skit the writers just completed writing, as well as bonus behind-the-scenes footage showing the actors first reading their lines and rehearsing. The specific steps for completing this milestone will be:

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

Delux Beauty Although we do not have as yet a firm placement in our production schedule for this project due to uncertainties with actors’ schedules, clearance of the project through all parties’ agents and managers, and other factors, the sitcom pilot “Delux Beauty,” a property developed by Jason Diola and Scott Caan and exclusively the right of Tally-Ho to produce, is being slated tentatively for production in the next six months, due to our successful money raise in June and July, 2004, which satisfied the requirements of the contract with Diola and Caan to trigger production.

In addition to the above-mentioned creative projects, we have many ideas in development for our short and super short films, including a spoof of Viacom’s basic cable channel MTV, tentatively titled “20 Things You Won’t See on MTV (Like Dignity)"; a parody of the television series “Inside the Actor’s Studio”; a parody of television shows featuring bloopers and practical jokes; a parody of the television show “The Love Boat” tentatively titled “The Like Boat”; and two short films: first, a comedy centering on new Hollywood writers in training as they write some of their first scripts, which we bring to life on screen to show the absurdity of the ideas; and second, a dramatic short film about a group of psychiatrists’ influence in the loss of individual liberty and freedom in a futuristic U.S., both of which short films we may use as a tool to develop funding from investors for shooting a feature-length version of the same film.

Marketing plans. We also plan to step up our marketing efforts, subject to future financing, of both our company as a whole as well as our indidividual projects.

We look forward to more screenings of our first short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?". Tal Kapelner plans to approach sorority and fraternity houses on university campuses in the Los Angeles area, including University of California at Los Angeles, University of Southern California, and Pepperdine University, offering to pay the sorority or fraternity $30 per person they get to attend screenings of “G! Dude?", maximum of 100 persons. The idea is to get exposure of the project among young and hip persons who have a higher likelihood than the general population to be well-connected tot he entertainment industry, who may spread good word (“buzz”) about the film and bring attention to the company. Dates of this activity are expected to be around January 2005.

Tal Kapelner and Cheney Shapiro also as well as distributing DVD and/or VHS copies of the film to key entertainment industry players, as we detail in our prospectus and subsequent filings. We also plan to distribute copies of our television pilot “The Boiler Twins” in the hopes of gaining sufficient interest from television programmers. To publicize our company as a whole, and drive viewers to our website, we may place some of our written works — currently available through our website www.tallyhoventures.com — in the form of an ad placed in entertainment industry trade publications like Hollywood Reporter and Variety, and we may also advertise on-line in certain websites we feel may garner the greatest amount of exposure to our target demographic. Our marketing strategy in this area is to advertise counter-intuitively on sites that are not particularly known for their entertainment industry content, and are not widely advertised on at all, such as political weblogs like andrewsullivan.com, wonkette.com and instapundit.com, thereby reaching a powerful and affluent demographic without much competition from other advertisers, in particular those from the entertainment industry.

Financing Plans. Our private stock offering in 2004 should see us through at least two or three of our major projects on our production slate.

For additional financing in the upcoming year, we have approached film and television producers and entertainment executives about contacting other persons in the entertainment industry for a possible second public offering in the next year. One producer and one executive have agreed to such a venture, should the Company decide to raise money in that manner.

Additionally, we have approached financing companies regarding both debt and equity financing. Offers have consisted so far mainly along the lines of an equity line of credit, contingent upon the registering of an additional number of shares through an additional SB-2. For example, according to one term sheet, the amount the Company shall be entitled to request from each of the purchase “Puts” shall be equal to the lower of $10,000 or 200% of the averaged daily volume (U.S market only) (“ADV”) multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. Some offers have asked for cash up front from Tally Ho for attorney costs to pay for subscription agreements and other materials prior to the Company filing its SB-2. The Company is currently reviewing the different term sheets.

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

As of September 30, 2004, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date November 10, 2004 Date November 10, 2004	TALLY-HO VENTURES, INC. (Registrant) /s/ Tal L. Kapelner Tal L. Kapelner President /s/ Ariella Kapelner Ariella Kapelner Treasurer