Form 10KSB
period 2004-12-31
TALLY HO VENTURES INC
filed 2005-04-05
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TALLY-HO VENTURES, INC.
a Delaware corporation
518 Oak Street #2
Glendale, CA 91204

(818) 550-7886

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Tally Ho has had no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates — computed by reference to the price at which the common equity was sold as of a specified date within the past 60 days — is $433,771 as of February 15, 2005.

The number of shares outstanding of the issuer’s Common Stock is 45,475,209 as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

•	Prospectus as appears in Form SB-2 filing (Amendment No. 6) filed on November 7, 2003.

Transitional Small Business Disclosure Format (Check One): Yes __ No X

PART I

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

Once an idea is hatched by one of our three founders, either that founder or, more typically, Tal Kapelner alone, will begin to write a short screenplay, which is a script written for the screen, encompassing that idea. This process can take up to several months. During this time, a director and one or more “producers” are decided upon for the production. Producers are those individuals who manage and oversee the co-ordination of all of the elements to making a film, including actors, writers, directors, propmen, wardrobe personnel, etc., as well as co-ordinate with any legal and other professional personnel to handle any and all regulatory, accounting or union paperwork and other issues regarding the making of the film. Because of our short resources, typically Tal Kapelner is our producer for all of our projects, and Tal Kapelner is our director.

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

We have made a conscious decision to not sign with other talent unions, including the directors guild, writers guild, Teamsters, Basic Crafts, or the International Alliance of Theatrical Stage Employees (IATSE), which is the union for most crewmember positions, as that would severely limit the non-acting talent we would be able to hire, increase our costs by forcing us to hire all non-actors as employees rather than independent contractors, and force us to adhere to many rules regarding workplace environment which are geared towards larger productions and would unnecessarily increase the costs of our modestly-budgeted projects.

Concurrently with working with the actors union and ensuring that all legal and union regulatory compliance is made, casting is completed. We generally will be hiring professional acting talent, in order to cheaply enhance the quality and visibility of our work. In order to procure such talent, the general procedure is to post “breakdowns”, which are descriptions of the characters we are casting. Popular outlets to post breakdowns include breakdownservices.com; nowcasting.com; the Backstage newspaper and backstage.com, divisions of VNU Business Media; castnet.com; and, for background actors (“extras”), Central Casting, a division of Entertainment Partners. These outlets typically charge $0 — $75 for an entire cast of character breakdowns.

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

Once all of the above arrangements have been made in pre-production, the shooting of the film begins. The scenes, as written in the script, are shot. Expenses, such as food for the cast and crew and transportation to and from the location sites, are incurred during this period.

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

The film was shot on digital video, which requires neither film nor analog videotape, and is, for this and other reasons, cheaper than both film and analog video. “G! Dude?” took two days to shoot.

Brian Solari, our DP, who also has his own editing bay and equipment, was chosen to also edit the film, and Tal Kapelner, as director and producer, and Cheney Shapiro, as producer, joined with Mr. Solari in the post-production process.

We completed the post-production process in December of 2004 and have converted the film to DVD discs, available for free to anyone who requests a copy through our website. We have also sent out a copy of the film to a dozen or so industry professionals as part of our marketing plan, and have sent out a copy of the trailer to our film to approximately 250 casting directors, agents and managers in the entertainment industry.

Tal Kapelner, as executive producer, handled the “clean-up” paperwork described above.

We are currently working on obtaining clearance rights to use the song “I’ve Had the Time of My Life” which is featured in the film. We are also preparing to send out additional copies of our full film to other entertainment industry professionals.

The cost of our “G! Dude?” project was more than we anticipated. The final budget will be approximately $12,000 once clearance rights for the song is obtained, whereas we had budgeted $4,000 initially. In the future, other short films will likely be more expensive, as our first short film was made especially cheap by the fact that our script called for mostly home interview scenes.

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

We have completed filmed rehearsals for our first TV pilot entitled “Boiler Twins — Pilot”. We signed the necessary SAG contracts, cast the film, hired the crew and filmed principal photography; however, we felt that the results of principal photography were not satisfactory, and so we are considering those filming sessions to be filmed rehearsals. We are currently in further rehearsals and will resume filming in the next fiscal year, depending upon financing.

So far Tal Kapelner has spent approximately $5,000 on our “Boiler Twins — Pilot” project, and we anticipate spending an additional $40,000 — $100,000 on this project, depending upon the extent to which we hire crew, rent studio space, etc.

We anticipate future TV pilots to be budgeted similarly with an estimated time frame of 3-9 months for completion per project.

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

Finally, our entertaining written material, including free-form prose, etc., is written primarily by Tal Kapelner for no fee. Mr. Kapelner is not under contract with Tally-Ho to produce a certain quantity or quality of work, and makes contributions when inspiration strikes and his schedule allows. Mr. Kapelner’s material is sent to our web designer, Steve Aguilera of GraphicPark.net, and is uploaded onto our website at a rate of $50 per hour, which translates to approximately $10 per written entertainment product we produce.

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

The short- and long-term overall financial plan. We have used no-interest loans from members of our management for our initial administrative costs, including accountant’s fees, as well as the initial development of our website and the production of our first major entertainment product, a short film parody. We have since raised enough money to carry on our administrative responsibilities, maintain and periodically update our website, and begin our marketing efforts for our first major product, our short film parody “G! Dude?". However, we still lack the cash to further carry on our marketing plan, and to make new major entertainment products. Our current project, the Boiler Twins pilot, is not moving forward until further financing is arraged. In the next 12 months, we will need to arrange debt or equity financing, or grant funding, in the amount of approximately $60,000 to properly carry out our business and marketing plans in the next 12 months, of which approximately $10,000 will be needed for administrative expenses alone. Please see Management’s Discussion and Analysis or Plan of Operation below.

Within three years, we hope to be offered a budget from a film and/or television distribution company or television network to produce a film or television program.

In the last quarter of 2004, we were approved for an unpriced quotation on the Over The Counter Bulletin Board (OTC BB) stock quotation service. In the first quarter of 2005, we received a priced quotation on the OTC BB.

Distribution and marketing. The first way we intend to market and distribute our entertainment products is to post most of them on our website, www.tallyhoventures.com, and make them available for viewing for free to the public. For example, we have already posted our short film “G! Dude?” on our website. Initially, we will not have any resources – except word of mouth – to actively advertise the website, and so we anticipate very little traffic initially for our website. However, our website is up and operating properly already, and GraphicPark.net, the website design and marketing firm we are using, has already submitted our URL – http://www.tallyhoventures.com – to more than ten popular search engines and web directories, including Google, HotBot, Lycos, Netscape Search as well as DMOZ, which provides search results to many search engines such as Alta Vista and AOL Search. This will allow the general public to become aware of our site through web searches they conduct on their own into the areas with which our website deals, and we anticipate that some growth in site traffic will occur through this means.

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

The second way we intend to market and distribute our products is to distribute recordings of our films via DVD to members of the entertainment community. For example, Management’s first entertainment product is a short film entitled: “The G! True Tinseltown Tale: Dude, Where’s My Car?” This short film is a parody of both the television series “The E! True Hollywood Story” as well as the 2000 film “Dude, Where’s My Car?” released by Twentieth Century Fox. All photography of the short film was completed in January of 2003 and is now near completed. As mentioned above, we have begun marketing this product by first, uploading it onto the tallyhoventures.com website. However, we have also sent DVD copies of the film to the subjects that were parodied in the film as a way of enhancing recognition of the film. This second marketing and distribution method also dovetails with our first marketing and distribution method, the website, because at the end of the tape containing the parody, the audience watching the parody will be directed to our website for more free entertainment products. Future filmed parodies produced by Management will likely be distributed in a similar fashion.

Although unusual, this marketing maneuver of distributing DVD discs to members of the entertainment community as a way of increasing exposure for one’s work is not without precedent. The president of our company, Tal Kapelner, recalls when he was a writers’ assistant and assistant to an executive producer on a network television sitcom in 1997-1998. During that time, VHS recordings containing bootleg copies, which are copies produced without the express permission of its authors of a 10-minute video cartoon produced as a “video Christmas Card” were circulating throughout the entertainment industry. Tal Kapelner himself was shown a bootleg copy of this 10-minute video Christmas card in the offices of one of the producers of the television sitcom he was working on at the time. He recalls that it wasn’t long after that time that the creators of this video Christmas card – who had done no prior work in the entertainment industry – were offered their own show on Comedy Central, a basic cable television channel jointly owned by AOL Time Warner and Viacom. The show was entitled “South Park”.

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

The third way in which we anticipate marketing and distributing our filmed entertainment products is to simply submit DVD copies of our film and video products to those satellite, cable and broadcast entities who air such products. For example, a DVD copy of our first short film parody, “The G! True Tinseltown Tale: Dude, Where’s My Car?” may be submitted to HBO and/or Cinemax, both owned by AOL Time Warner; Showtime and/or The Movie Channel, both owned by Viacom; IFC, Independent Film Channel – owned jointly by Cablevision, General Electric and MGM; and the Sundance channel, a joint venture between Viacom, PolyGram and Robert Redford. All of these cable and satellite channels air short films regularly and might be willing to at least look at unsolicited submissions to see if they would like to air them, although we have no personal knowledge that it is that easy. Please see Competition section, below. It is true, however, that Alexandra Pelosi, the producer and director of the feature-length documentary “Journeys With George” – a documentary featuring an intimate look at President George W. Bush as he campaigned for President in the year 2000 – did nothing more than submit her final edit of “Journeys With George” to HBO with a handwritten note asking them to air it, and HBO executives watched it, liked it and did, indeed, air it. We will try this plan and hope that something similar to what transpired for “Journeys With George” occurs for one of our film products, although it should be noted that Alexandra Pelosi is the daughter of a high-ranking member of Congress, an advantage we do not share, and the subject matter of Ms. Pelosi’s documentary is likely of more interest to a wider audience than any of our products will be.

The fourth manner by which we intend to market and distribute our film and video products is by submitting them as entries in various film festivals and competitions across the continent. The largest and most famous film festivals, which often include competitions of the films they exhibit, in North America include Sundance and Slamdance, both in Park City, Utah, Telluride in Telluride, Colorado and the Toronto International Film Festival in Toronto, Ontario. Given the asymmetric amount of supply of films to the slots allowed in these festivals, we believe it is not realistic that our films will be shown at any of these most famous film festivals, although we will certainly try to submit our films as entrants into them, beginning with our first film parody “The G! True Hollywood Story: Dude, Where’s My Car?” which has recently been completed. More realistic, we feel, is successfully entering our films in smaller film festivals, including Toronto Giggleshorts Comedy Film Festival and World of Comedy International Film Festival, both held in Toronto, Ontario; Firstglance Los Angeles Film Festival in Los Angeles; and the Anchorage Film Festival in Anchorage, Alaska. Exhibiting any of our film products at film festivals increases the exposure our work receives, increasing the chance that an executive of a film and/or television distribution company or television network might see our work, and then might help us achieve our goals by offering us a professional production opportunity, such as producing a television pilot or special, or short or feature-length film.

One problem with our marketing plan that we did not anticipate was the securing of rights to use the song “I’ve Had the Time of My Life” which we use in our “G! Dude?” film. The rights to use this song in non-commercial settings is estimated by attorneys to cost approximately $2,000 to $3,000, although rights are not guaranteed and are subject to the approval of the owners of the copyrights to the song. Without an additional infusion of cash, we will be unable to secure rights to this film and will therefore be severely hampered in our ability to screen our film. For example, we will not be able to upload the film to websites such as ifilm.com or atomfilms.com, nor will we be able to screen our film at film festivals.

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

Competition.     First, as a general note, competition in this industry, particularly in the low-budget, independent film production niche of the industry, is extremely intense. Major film studios such as Warner Bros. and Sony Corp’s Columbia-Tri Star dominate the industry; “mini-major” film studios such as Miramax and New Line Cinema compete fiercely to produce and/or distribute low- and mid-budgeted films; smaller independent production companies such as ThinkFilms, Shooting Gallery Films, Vivendi Universal’s October Films, Lion’s Gate Films and Regent Entertainment are well-established and use their recognition and track record as leverage to compete favorably for financing and other resources used to make films; and there are literally hundreds of web-based producers of films – with varied levels of quality – virtually all of which compete for recognition, attention and, ultimately, financing for future productions, in this crowded marketplace.

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

With the advent of the Internet, the amateur entertainment suppliers have multiplied geometrically. There are literally thousands upon thousands of websites such as ours which feature the creative and artistic work of one or more people in the fields of film, video and creative writing. Websites which make available entertainment products similar to ours include ifc.com, atomfilms.com, kinemafilms.com, shockwave.com, pitch-prods.com, cyanpictures.com, paperbarkfilms.com, and alldaybreakfast.ca. These websites containing entertainment products similar to ours – and many thousands more – are virtually all more established than we are, and carry more material than we do currently, and are more well-known than our website is. Getting one’s product noticed on the Internet in this environment of overwhelming supply is extremely difficult. And with only a website which so far contains little content, and only one short uploaded onto our site, and almost no promotion of the site, our competitive position in this industry is very weak currently.

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

Dependence On a Few Major Customers. Although now with the Internet there are literally almost an infinite number of ways one may show one’s entertainment products to the public, there are still, nevertheless, only a very few ways to show one’s entertainment product to the public in exchange for money. There’s broadcast network programming, which includes NBC, CBS, ABC, FOX, WB and UPN, and several basic cable “network” channels which have original entertainment programming, including USA Network, Comedy Central, Lifetime, E! Entertainment Television, the PAX network, ABC Family, and MTV Networks. There’s also a limited amount of original programming funded by premium pay cable outlets, including HBO, Showtime, Cinemax and Encore! But there are not many other venues for exhibiting one’s work for money, and this huge amount of supply, combined with relatively few customers for the supply, creates a “bottleneck” effect for entertainment products, where there is a great deal of competition among suppliers of entertainment content, such as Tally-Ho, and outlets which air them, such as broadcast, basic cable and premium cable channels. Please see Competition section above.

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

Employees.     The total number of employees we have, including full- and part-time, is currently zero (0). We rely on the services of our President and Chairman, Tal Kapelner, our Vice-President, Secretary and Director, Cheney Shapiro, and our Treasurer, Ariella Kapelner, to devote as much time as they can to Tally-Ho and its projects, and to spend time overseeing our administrative responsibilities as well, but at this time we have no employees, not even our three management personnel. Currently, Tal Kapelner devotes 20 hours per week to Tally-Ho, Cheney Shapiro devotes 15 hours per week to Tally-Ho and Ariella Kapelner devotes 5 hours per week, on average, to Tally-Ho. We anticipate that our officers will continue to devote the same number of hours, on average, per week to our company in the foreseeable future, although there will naturally be a spike in the number of hours per week devoted by our management team whenever we go into production on a short film, web-exclusive video skit or vignette or television pilot. In the event we are successful in generating revenue and making our company profitable, employment contracts will be offered to members of our management personnel, and if in the mid-future — 1-3 years from now — we are successful enough to have the resources for and need to hire additional management or administrative or other personnel, we will do so.

With respect to our filmed entertainment products, those are worked on by independent contractors who work on each shoot on a project basis. For example, a director of photography and a script supervisor were retained for “The G! True Tinseltown Tale: Dude, Where’s My Car?” and then paid by the shoot day as independent contractors. As this film went through post-production, it was edited by an editor who was paid by the hour and was also not an employee. The only exception to this are the actors. Pursuant to Screen Actors Guild rules, we are required to consider the actors we hire on each film employees, even if they are hired for only one day. However, the typical length of employment for actors on a short film shoot is 1-2 days, such as it was with “The G! True Tinseltown Tale: Dude, Where’s My Car?". This is typical of our industry and we will likely continue to produce film entertainment products without hiring employees, except for the actors on very short-term bases.

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

Submission of Matters to a Vote of Security Holders.

There was an annual meeting of shareholders held on November 21, 2004. At that meeting, Tal L. Kapelner and Cheney A. Shapiro were nominated for re-election as directors, and then re-elected as directors. No other persons were nominated to be directors. Mr. Kapelner and Ms. Shapiro are Tally-Ho’s only two directors.

The only matter voted upon at this annual meeting was the election of directors. Nominee Tal L. Kapelner received 40,137,500 votes for his re-election, representing approximately 88.3% of the shares of the company and 100% of the shares represented at the meeting, and zero votes against. Nominee Cheney A. Shapiro received 40,137,500 votes for her re-election, representing approximately 88.3% of the shares of the company and 100% of the shares represented at the meeting, and zero votes against.

PART II

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

The amount of cash we currently have on hand, as of February 28, 2005, is $799, and the amount of working capital we have — which is current assets minus current liabilities — is $799. As of the end of our last quarter, on December 31, 2004, we had $9,229 cash on hand. The amount of cash we will need to operate our business over the next 12 months is minimally approximately $10,000 which will be needed just for administrative expenses, and ideally at least $60,000 which will be used to further our business and marketing plans as delineated below. The amount of cash we have on hand is insufficient to satisfy our cash requirements beyond the first quarter of 2005. Without an infusion of cash from an additional private offering, or other debt or equity financing, Tal Kapelner and Cheney Shapiro will have to loan us money to pay our expenses as they have in the past. Our auditors have included a note in our financial statements regarding Tally Ho and its ability to continue as a going concern. Please see Notes to our Financial Statements, following below.

In the fourth quarter of 2003, we began our second major project, a television pilot for a new original series entitled “The Boiler Twins”. We look forward to completing and marketing the “Boiler Twins” project as part of our future plans for this year (see our Marketing Plans, below), dependant upon raising $40,000.

Over the next 12 months, we plan to produce a minimum of one television pilot (the “Boiler Twins” pilot), and one short film.

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

a)	write a script;
b)	decide on a director and producers;
c)	develop a budget and production schedule;
d)	finance the project;
e)	prepare paperwork for, and sign with, actors union;
f)	sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)	cast all roles;
h)	find and secure locations for shooting;
i)	hire all needed crewmembers;
j)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)	rehearse the scenes with the actors;
l)	prepare food and beverage service for locations and make other preparations before shooting;
m)	shoot the scenes of the film as per the script;
n)	complete final tax and union paperwork;
o)	hire editor to catalogue all of the footage shot.
p)	have director, producers and editor work together to cut the footage together into a final film, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;
q)	produce copies of the finished film in whichever media is deemed suitable; and
r)	distribute and market the finished product through the various methods discussed above in the section 13

The first 15 steps (a — o) above took approximately six months to complete, from November of 2002 to April of 2003 while the last three steps (p — r) took approximately 19 months to complete, due to a lack of funding. The cost of this project has been approximately $9,000 and Tal Kapelner has paid for it out of his own pocket.

One step that we did not anticipate was the securing of rights to use the song “I’ve Had the Time of My Life” which we use in our “G! Dude?” film. The rights to use this song in non-commercial settings is estimated by attorneys to cost approximately $2,000 to $3,000, although rights are not guaranteed and are subject to the approval of the owners of the copyrights to the song. Without an additional infusion of cash, we will be unable to secure rights to this film and will therefore be severely hampered in our ability to screen our film. For example, we will not be able to upload the film to websites such as ifilm.com or atomfilms.com, nor will we be able to screen our film at film festivals.

The third milestone was to produce our second entertainment product: written material for the Tally-Ho Ventures, Inc. website. The specific steps we took to accomplish this were

a)	Tal Kapelner writing the material; and
b)	our web designer Steve Aguilera of GraphicPark.net uploading and formatting the material for our web site.

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
g)	continue to revise until cleared for offering by SEC; and
h)	conduct offering in the state of California, retain transfer agent, issue share certificates, etc.

We began these steps in March of 2003 and completed this milestone on January 1, 2004, when our registered stock offering closed. This milestone has cost us approximately $6,500 in EDGARizing and accounting fees; printing, engraving and mailing costs; and states of California and Colorado registration fees, and some of that money was loaned to us by Tal Kapelner and Cheney Shapiro and the rest was taken from sales in the offering.

The fifth milestone in our business plan was to apply for a priced quotation on the Over-The-Counter Bulletin Board stock quotation service. The specific steps we took to complete this milestone were

a)	close our stock offering pursuant to our earlier registration statement;
b)	prepare due diligence paperwork to supplement our 15c2-11 filing;
c)	submit our due diligence materials to the NASD via a market maker;
d)	respond to any deficiencies in our application as pointed out by the NASD;
e)	upon approval for an unpriced quotation by the NASD, have market maker revise Form 211 to apply for a priced quotation on the Over-The-Counter Bulletin Board; and
f)	work with market maker on setting an opening price and discuss making market on the stock.

The timeframe for completing this milestone was one year, from December 2003 to December 2004. There was no cost for applying for a priced quotation on the OTC Bulletin Board stock quotation service.

Our sixth milestone is to complete our second major entertainment product: a pilot episode of our new television series “The Boiler Twins”. The specific steps we have taken towards accomplishing this are

a)	write a script;
b)	decide on a director and producers;
c)	develop a budget and production schedule;
d)	finance the project;
e)	prepare paperwork for, and sign with, actors union;
f)	sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)	cast all roles;
h)	find and secure locations for shooting;
i)	hire all needed crewmembers;
j)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)	rehearse the scenes with the actors;
l)	prepare food and beverage service for locations and make other preparations before shooting;
m)	shoot the scenes of the film as per the script; and
n)	complete final tax and union paperwork.

The above steps were accomplished between July and December of 2003, and cost approximately $5,000, which was paid for by Mr. Kapelner. The steps we need to take to finish this project are

o)	secure funding for the completion of this project;
p)	re-shoot principal photography;
q)	hire editor to catalogue all of the footage shot;
r)	have director, producers and editor work together to cut the footage together into a final vignette, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;
s)	produce copies of the finished film in whichever media is deemed suitable; and
t)	distribute and market the finished product through the various methods discussed above in the section.

We anticipate completing these steps by the end of fiscal year 2005, with a cost of at least $40,000, or more, if funding is available for a more extensive production.

Our seventh milestone is to prepare our next entertainment product: a web-exclusive video vignette featuring two sets of teams, each with their own car, attempting to garner the most number of parking tickets in one day in the Greater Los Angeles Area. The specific steps we will need to take to accomplish this milestone is

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

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in August 2005 and uploading the finished product in September 2005. We project a cost of $5,000 for this project from start to finish, and anticipate paying for this project through future loans or future money raises.

The eighth milestone in our business plan is to produce and market a television show pilot episode, which we have designed to be a “behind-the-scenes” reality-based television show which will feature edited footage of three writing partners coming together at a table to write a comedy sketch of their choosing. The first two-thirds of the show will contain this footage showing the writers attempting to put funny material down on paper in the form of a five-minute comedy skit. The final 5-10 minutes of the program will feature professional actors actually performing the skit the writers just completed writing, as well as bonus behind-the-scenes footage showing the actors first reading their lines and rehearsing. The specific steps for completing this milestone will be

a)	write a detailed treatment and outline of the action in the episode;
b)	decide on a director and producers;
c)	develop a budget and production schedule;
d)	finance the project;
e)	prepare paperwork for, and sign with, actors union;
f)	sign with payroll company and prepare employer tax and workers’ compensation obligations;
g)	cast all roles;
h)	find and secure studio sets for shooting;
i)	hire all needed crewmembers;
j)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)	prepare food and beverage service for the cast and crew on set and make other preparations before shooting;
l)	shoot the documentary footage of the three writers writing a skit together;
m)	shoot documentary footage of actors receiving the material the writers just wrote, rehearsing and then performing the skit;
n)	complete final tax and union paperwork;
o)	hire editor to catalogue all of the footage shot;
p)	have director, producers and editor work together to cut the footage together into a final film, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;
q)	produce copies of the finished film in whichever media is deemed suitable; and
r)	distribute and market the finished product through the various methods discussed above in the section.

The timeframe for completing this milestone, depending upon availability of funds following this offering, is expected to be five months from writing the treatment to marketing and distributing the finished pilot. We anticipate working on this project from December of 2005 to the end of May 2006, and spending $40,000 to produce and market it, with the money coming from the proceeds of future offerings or other debt or equity financing.

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

We also plan to step up our marketing efforts, subject to available financing, of both our company as a whole as well as our indidividual projects. We look forward to more screenings of our first short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?", as well as distributing DVD discs of the film to key entertainment industry players, as we detail in our prospectus. We also plan to distribute copies of our television pilot “The Boiler Twins” in the hopes of gaining sufficient interest from television programmers. To publicize our company as a whole, and drive viewers to our website, we may place some of our written works — currently available through our website www.tallyhoventures.com — in the form of an ad placed in entertainment industry trade publications like Hollywood Reporter and Variety, and we may also advertise on-line in certain websites we feel may garner the greatest amount of exposure to our target demographic. Our marketing strategy in this area is to advertise counter-intuitively on sites that are not particularly known for their entertainment industry content, and are not widely advertised on at all, such as political weblogs like andrewsullivan.com and instapundit.com, thereby reaching a powerful and affluent demographic without much competition from other advertisers, in particular those from the entertainment industry.

One problem with our marketing plan that we did not anticipate was the securing of rights to use the song “I’ve Had the Time of My Life” which we use in our “G! Dude?” film. The rights to use this song in non-commercial settings is estimated by attorneys to cost approximately $2,000 to $3,000, although rights are not guaranteed and are subject to the approval of the owners of the copyrights to the song. Without an additional infusion of cash, we will be unable to secure rights to this film and will therefore be severely hampered in our ability to screen our film. For example, we will not be able to upload the film to websites such as ifilm.com or atomfilms.com, nor will we be able to screen our film at film festivals.

We have no purchases or sales of plant and/or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors Tally-Ho Ventures, Inc.

(A Development Stage Company)
Glendale, CA

We have audited the accompanying balance sheet of Tally-Ho Ventures, Inc. (an development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on November 21, 2002 through December 31, 2004. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements from inception of the development stage on November 21, 2002 through December 31, 2003 were audited by other auditors; whose report dated April 14, 2004 expressed an unqualified opinion. Our opinion from inception of the development stage on November 21, 2002 through December 31, 2003 is based solely on the opinion of the prior auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. And audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tally-Ho Ventures, Inc. (an development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and from inception of the development stage on November 21, 2002 through December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders’ deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants,
LLP Salt Lake City, Utah

March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   To the Board of DirectorsTally-Ho
Ventures, Inc.(A
Development Stage Company)Glendale,
California

We have audited the accompanying statements of expenses, stockholders’ deficit, and cash flows for the year ended December 31, 2003 and for the period from November 21, 2002 (Inception) through December 31, 2003. These financial statements are the responsibility of Tally-Ho’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Tally-Ho Ventures’ operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 10, 2004

TALLY-HO VENTURES, INC.
[a development stage corporation]

BALANCE SHEET
as of December 31, 2004

ASSETS
Current Assets
Cash - General Account	$2,803
Cash - Distribution & Exhibition Account	6,500

Total Assets	9,303

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Notes Payable to Shareholders	$6,468
Accounts Payable	13,000

Total Liabilities	19,468

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par, 75,000,000
shares authorized, 44,915,875 shares
issued and outstanding	44,916
Additional paid-in capital	55,297
Deficit accumulated during the development stage	(110,378)

Total Stockholders' Deficit	(10,165)

Total Liabilities and Stockholders' Deficit	$9,303

TALLY-HO VENTURES, INC.
[a development stage corporation]

STATEMENT OF EXPENSES
Year ended December 31, 2004
period from November 21, 2002 (Inception) through December 31, 2003 and period from November 21, 2002 (Inception) through December 31, 2004

	1/1- 12/31, 2004	1/1 - 12/31, 2003	Inception Through 2004
Administrative expenses
- paid in cash	$22,709	$9,041	$31,826
- paid in stock	--	3,000	67,200
- imputed interest	491	391	882
- uncompensated services	10,470	--	10,470

Net loss	$(33,670)	$(12,432)	$(110,378)

Net loss per share	(0.00)	(0.00)

Weighted average common
shares outstanding	44,925,028	43,282,648

TALLY-HO VENTURES, INC.
[a development stage corporation]

STATEMENT OF CASH FLOWS
Year ended December 31, 2004
Period from November 21, 2002 (Inception) through December 31, and period from November 21, 2002 (Inception) through December 31, 2004
Page 1 of a 2-page statement

	1/1 - 12/31, 2004	1/1 - 12/31, 2003	Inception Through 2004
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(33,670)	(12,432)	(110,378)
Adjustments to reconcile
net loss to cash used
in operating
activities:
Stock issued to founders	--	--	41,050
Stock issued for services	--	3,000	26,150
Imputed interest on notes
payable to shareholders	491	391	882
Uncompensated services from
Management	10,470	--	10,470
Changes in Accounts Payable	12,690	310	13,001

NET CASH USED IN OPERATING
ACTIVITIES	(10,019)	(8,731)	(18,825)

CASH FLOWS FROM INVESTING
ACTIVITIES
Loans to related party	--	(1,300)	(1,300)
Proceeds from repayment of
loan to related party	--	1,300	1,300

NET CASH USED IN INVESTING
ACTIVITIES	--	0	0

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from notes payable
to shareholders	1,650	7,341	9,065
Payments on notes payable
to shareholders	(2,596)	--	(2,596)
Stock issued for cash	42,500	7,659	50,159
Stock returned and cancelled
cash returned	(28,500)	--	(28,500)

NET CASH PROVIDED BY FINANCING
ACTIVITIES	13,054	15,000	28,128

NET CHANGE IN CASH	3,035	6,268	9,303
Cash balance, beginning	6,268	0	0

Cash balance, ending	$9,303	6,268	9,303

TALLY-HO VENTURES, INC.
[a development stage corporation]

STATEMENT OF CASH FLOWS
Year ended December 31, 2004
Period from November 21, 2002 (Inception) through December 31, and period from November 21, 2002 (Inception) through December 31, 2004
Page 2 of a 2-page statement

	1/1 - 12/31, 2004	1/1 - 12/31, 2003	Inception Through 2004
CASH PAID FOR:
Interest	$--	--	--
Income taxes	$--	--	--
SCHEDULE OF NON-CASH
INVESTING AND FINANCING
Common stock issued
for services	$--	$3,000	$67,200
Contributed capital	$10,961	$391	$11,352

TALLY-HO VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Period from November 21, 2002 (Inception)
through December 31, 2004

Page 1 of 2 page statement

	Common Stock		Deficit Accumulated During Development
	Shares	Amount	Stage	Totals
Shares issued to founder
in November 2002 at
par $.001	41,050,000	$ 41,050	$ --	$ 41,050
Shares issued for services
in November 2002 at
par $.001	2,100,000	2,100	--	2,100
Shares cancelled	(21,050,000)	--	--	--
Shares issued for services
in November 2002 at
par $.001	21,050,000	21,050	--	21,050
Imputed interest on notes
payable to shareholders	--	2	--	2
Net Loss	--	--	(64,276)	(64,276)

Subtotals, 2002	43,150,000	64,202	(64,276)	(74)
Shares issued for services
in November 2003 at $.01	300,000	3,000	--	3,000
Shares issued for cash
in 2003 at $.01	765,875	7,659	--	7,659
Imputed interest on notes
payable to shareholders	--	391	--	391
Net loss	--	--	(12,432)	(12,432)

Subtotals, 2003	44,215,875	75,252	(76,708)	(1,456)

TALLY-HO VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Period from November 21, 2002 (Inception)
through December 31, 2004
Page 2 of 2 page statement

	Common Stock		Deficit Accumulated During Development
	Shares	Amount	Stage	Totals
Shares issued for cash
in 2004 at $.02	2,125,000	42,500	--	42,500
Shares returned for refund	(1,425,000)	(28,500)	--	(28,500)
Imputed interest on notes
payable to shareholders	--	491	--	491
Uncompensated services from
Management	--	10,470	--	10,470
Net loss	--	--	(33,670)	(33,670)

Balances, 12/31/2004	44,915,875	100,213	(110,378)	(10,165)

Less: par value		44,916

Paid in capital		$55,297

TALLY-HO VENTURES, INC.
[a development stage corporation]

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

Cash and Cash Equivalents. For purposes of the statement of cash flows, Tally-Ho considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2004.

Revenue Recognition. Tally-Ho recognizes revenue in accordance with Statement of Accounting Position 00-2 “Accounting by Producers or Distributors of Films”. Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. There were no revenues as of December 31, 2004.

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

2,125,000 shares were issued to 12 investors in the state of California. A total of $42,500 was raised. The Company subsequently returned $28,500 for the cancellation of 1,425,000 shares.

NOTE 3 — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues, has generated losses from operations and has had a deficit in its working capital through fiscal year-ending 2004.

In order to continue as a going concern, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans include concentrating its efforts on marketing its short film and website and raising additional capital through future private placement offerings and through loans from shareholders. The Company expects that it will need $10,000 to cover just its administrative expenses through 2005, and at least $60,000 to further its business and marketing plans as described in its annual report. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 — RELATED PARTY TRANSACTIONS

Treasurer Ariella Kapelner loaned the Company $900 in the year ended December 31, 2004. President and Chairman of the Board Tal L. Kapelner loaned the Company $375 in the year ended December 31, 2004, and Vice-President, Secretary and Director Cheney A. Shapiro loaned the Company $375 in the year ended December 31, 2004.

Additionally, imputed interest of $491 for the year ended December 31, 2004 was contributed to capital by holders of the notes, and was recorded as paid-in capital.

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

Further, officers and directors of the Company contributed services valued at $10,470 for the year-ended December 31, 2004.

NOTE 5 — FUNDING COMMITMENT

Tally-Ho has had no revenues and is currently attempting to raise additional capital. However, current overhead and administrative costs are minimal. The founder and majority shareholders have orally committed to fund ongoing operations.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

In November and December 2002, the majority shareholders loaned Tally-Ho $74. In 2003, the majority shareholders loaned Tally-Ho $7,341. In 2004, the majority shareholders loaned Tally-Ho $1,650. The notes mature 12 months from issuance, bear no interest and have no collateral. Interest expense is being imputed at 8 percent and is recorded as paid in capital.

In 2004, Tally-Ho paid back $2,596 of the money loaned to it by the majority shareholders. As of December 31, 2004, the Company had $6,469 in outstanding loans still owing to the majority shareholders.

NOTE 7 – COMMON STOCK

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

Tally-Ho sold 765,875 shares for $7,659 to several individuals in November and December 2003 as part of a registered public offering. Tally-Ho issued 300,000 shares valued at $3,000 to a consultant in November 2003 as part of the same offering.

Tally-Ho sold 2,125,000 shares for $42,500 to several individuals in an unregistered private offering in June and July of 2004. Of those shares, 1,425,000 shares were returned later for full refunds, including 425,000 shares bought and then returned by Cheney A. Shapiro.

NOTE 8 — COMMITMENTS

Tally-Ho’s principal office and studio space is in the home of Tally-Ho’s president pursuant to an oral agreement on a rent-free month-to-month basis.

NOTE 9 — SUBSEQUENT EVENTS

Since December 31, 2004, Tally-Ho issued stock pursuant to a private stock offering, the Company’s second private offering. Tally-Ho sold and issued 299,334 shares of its Common Stock to ten investors at a price of $0.03 per share on January 15, 2005. Total proceeds from the offering were $8,980 in cash.

Also since December 31, 2004, the Company filed a Form S-8 Registration Statement and issued 260,000 shares to parties which the Company owed a total of $13,000 in Accounts Payable. This brought the Company’s Accounts Payable to $0.

Also since December 31, 2004, the Company has repaid all loans owing. The Company paid a total amount of $6,859 to all parties with outstanding loans with the Company, thereby bringing the Company’s total liabilities to $0.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. .. . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

NOTE 11 — TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
NOL Carryover	$ 8,325	$ 10
Accrued Expenses	4,875
Deferred tax liabilities	--	--
Valuation allowance	(13,200)	(10)

Net deferred tax asset	$ --	$ --

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book income	$(13,131)	$ --
State taxes	(312)
Accrued expenses	4,085
Valuation allowance	9,358	--

	$ --	$ --

At December 31, 2004, the Company had net operating loss carryforwards of approximately $10,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

PART III

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the ExchangeAct.

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

Cheney A. ShapiroAge:   22

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

Ariella KapelnerAge:   58Treasurer

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

The following are all the directors of Tally-Ho, their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies:

Director's Name	Term of Office as Director and Period During Which Served	Other Directorships Held in Reporting Companies
Tal L. Kapelner	2 years, 4 months	None
Served November 21, 2002 - present

Cheney A. Shapiro	2 years, 4 months	None
Served November 21, 2002 - present

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

Tally Ho has adopted a Code of Ethics that applies to our principle executive officer (Tal L. Kapelner), principal financial officer (Ariella Kapelner), and principal controller (Tal L. Kapelner) and has posted it on our website www.tallyhoventures.com.

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

We have 45,475,209 shares of common stock outstanding at $0.001 par value. 75,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Tal L. Kapelner	20,137,500 shares(1)	44.3
Stock	c/o Tally-Ho Ventures, Inc.	President and
	518 Oak Street #2	Chairman of the
Board of Directors

Common	Cheney A. Shapiro	20,000,000 shares(2)	44
Stock	c/o Tally-Ho Ventures, Inc.	Vice-President,
	518 Oak Street #2	Secretary and a
Director

(1)     Tal Kapelner owns 20,137,500 shares of Tally-Ho, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)     Cheney Shapiro owns 20,000,000 shares of Tally-Ho, no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

We only have one class of equity securities, and that is our Common Stock, and we have no parents or subsidiaries. For our Common Stock, we present the following information regarding the security ownership of our management, as of December 31, 2004:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Tal L. Kapelner	20,137,500 shares(1)	44.3
Stock	c/o Tally-Ho Ventures, Inc.	President and
	518 Oak Street #2	Chairman of the
		Board of Directors

Common	Cheney A. Shapiro	20,000,000 shares(2)	44
Stock	c/o Tally-Ho Ventures, Inc.	Vice-President,
	518 Oak Street #2	Secretary and a
		Director

Common	Ariella Kapelner	1,000,000 shares(3)	2.2
Stock	c/o Tally-Ho Ventures, Inc.	Treasurer
	518 Oak Street #2

Common	All Directors and Executive	41,137,500 shares(4)	90.5
Stock	Officers as a Group
	c/o Tally-Ho Ventures, Inc.
	518 Oak Street #2

(1)     Tal Kapelner owns 20,137,500 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

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

(4)     All Directors and Executive Officers as a Group own 41,137,500 shares of Tally Ho, no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Certain Relationships and Related Transactions.

We do not have any parent companies. The names of our three promoters are Tal Kapelner, Cheney Shapiro and Ariella Kapelner, who are the three founders of our company.

On November 21, 2002, Tal Kapelner received 41,050,000 shares of common stock from Tally-Ho, valued at the par value of $0.001 per share, which he received in exchange for our business plan, valued at $41,050. Nothing else of any value was given to us by Mr. Kapelner or received by Mr. Kapelner from us with respect to this transaction.

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

On November 21, 2002, 20,000,000 of Mr. Kapelner’s initial 41,050,000 shares were assigned by Tal Kapelner to Cheney Shapiro in connection with her services as a founder, a director, and our Vice-President and Secretary. Nothing else of any value was given to us by Ms. Shapiro or received by Ms. Shapiro from us with respect to this transaction.

Also on November 21, 2002, 1,000,000 shares of our common stock was assigned by Mr. Kapelner from his own personal share holdings to Ariella Kapelner in connection with her services as a founder and our Treasurer. Nothing else of value was given to us by Ms. Kapelner or received by Ms. Kapelner from us with respect to this transaction.

Index of Exhibits
Exhibit 3.1	Item 601(b)(3)(i)	Articles of Incorporation*

Exhibit 3.2	Item 601(b)(3)(ii)	Bylaws*

Exhibit 4	Item 601(b)(4)	Instruments defining the rights of shareholders*

Exhibit 14	Item 601(b)(14)	Code of ethics (attached)

Exhibit 31.1 and 31.2	Item 601(b)(31)	Rule 13a-14(a)/15d-14(a) Certifications
(attached)
Exhibit 32.1 and 32.2	Item 601(b)(32)	Section 1350 (attached)

* These exhibits are hereby incorporated by reference to our Registration Statement on Form SB-2 filed November 7, 2003. File No. 333-104631.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form. Principal Accountant Fees and Services.

Audit Fees

Aggregate fees billed for fiscal year 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $5,345.

Aggregate fees billed for fiscal year 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $4,235, including $310 billed in 2003 but not paid until 2004.

Audit-Related Fees

Aggregate fees billed in fiscal year 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Aggregate fees billed in fiscal year 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

Aggregate fees billed in fiscal year 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2004 for products and services provided by the principal accountant, other than the services reported above: $0.

Aggregate fees billed in fiscal year 2003 for products and services provided by the principal accountant, other than the services reported above: $0.

Tally Ho’s audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshhold established by Rule 2-01 of Regulation S-X has been met. The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

SIGNATURES

                In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2005	TALLY-HO VENTURES, INC (Registrant) BY: /S/ Tal L. Kapelner —————————————— Tal L. Kapelner President

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2005 Date: April 1, 2005 Date: April 1, 2005	BY: /S/ Tal L. Kapelner
——————————————
Tal L. Kapelner
President
Principal Accounting Officer
Chairman of the Board of Directors

BY: /S/ Cheney A. Shapiro
——————————————
Cheney A. Shapiro
Director

BY: /S/ Ariella Kapelner
——————————————
Ariella Kapelner
Principal Financial Officer