Form 10QSB
period 2005-03-31
TALLY HO VENTURES INC
filed 2005-05-23
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___March 31, 2005______________________________

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number _______________________________________

TALLY-HO VENTURES, INC.
(exact name of small business issuer as specified in its charter)

NEVADA	88-0413417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

518 Oak Street #2
Glendale, CA 91204
(address of principal executive offices)

Issuers telephone number: (818) 550 7886

(Registrant’s telephone number, including area code)

I.R.S. Employer Identification #: 43-1988542

Check whether the issuer

(1)	filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and

(2)	has been subject to such filing requirements for the past 90 days (X) Yes ( ) No As of May 13, 2005, there were 8,000,715 shares of common stock issued and outstanding Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the un-audited financial statements for the period ended March 31, 2005

TALLY-HO VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2005

ASSETS
Current Assets
Cash	$61

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Notes payable to shareholders	$26

Total Current Liabilities	26

STOCKHOLDERS' EQUITY
Common stock, $.001 par, 75,000,000 shares
authorized, 1,515,840 shares issued and outstanding	1,516
Paid in capital	146,676
Deficit accumulated during the development stage	(148,157)

Total Stockholders' Equity	35

Total Liabilities & Stockholders’ Equity	$61

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2005 and 2004 and the Period from November 21, 2002 (Inception) Through March 31, 2005

	2005	2004	Inception Through March 31, 2005
General and administrative

- paid in cash	$11,779	$3,692	$43,605
- paid in stock	26,000	--	93,200
- imputed interest	--	131	882
- uncompensated services	--	--	10,470

Net loss	$(37,779)	$(3,823)	$(148,157)

Basic and diluted net loss per

common share	$(.03)	$(.00)

Weighted average common

shares outstanding	1,510,376	1,473,863

TALLY-HO VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 and the Period from November 21, 2002 (Inception) Through March 31, 2005

	2005	2004	Inception Through March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,779)	$(3,823)	$(148,157)
Adjustments to reconcile net loss
to cash used in operating activities:
Stock issued for services	26,000	--	52,150
Stock issued to founders	--	--	41,050

Imputed interest	--	131	882

Uncompensated services from management	--	--	10,470
Changes in:

Accounts payable	--	(310)	13,002

NET CASH USED IN OPERATING ACTIVITIES	(11,779)	(4,002)	(30,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related parties	--	--	(1,300)
Proceeds from repayment of loan
to related party	--	--	1,300

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to
shareholders	--	900	9,065
Payments on notes payable to

shareholders	(6,442)	(2,596)	(9,039)
Stock issued for cash	8,979	--	59,138
Cash returned on cancelled stock	--	--	(28,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,537	(1,696)	30,664

NET CHANGE IN CASH	(9,242)	(5,698)	61
Cash balance, beginning	9,303	6,268	--

Cash balance, ending	$61	$570	$61

NON-CASH DISCLOSURES:
Stock issued for accounts payable	$13,000	$--	$13,000

TALLY-HO VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tally-Ho Ventures, Inc. (“Tally-Ho”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Tally-Ho’s Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2004 as reported in the 10-KSB have been omitted.

NOTE 2 – COMMON STOCK

During January 2005, Tally-Ho sold 9,978 total shares to 10 investors for $8,979.

In February 2005, Tally-Ho issued 8,667 total shares of common stock to two third parties for accounts payable of $13,000 and services of $26,000.

NOTE 3 — SUBSEQUENT EVENTS

On May 9, 2005, Tally-Ho underwent a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented.

On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (“Belgravia”) a British Virgin Islands company. The transaction will be accounted for as a reverse merger.

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

The amount of cash we currently have on hand, as of March 31, 2005, is $61, and the amount of working capital we have — which is current assets minus current liabilities — is $35. The amount of cash we will need to operate our business over the next 12 months is $10,200 for administrative expenses and approximately $60,000 for production and operating costs, for a total of $70,200. The amount of cash we have on hand is insufficient to satisfy our cash requirements for administrative expenses over the next year, and insufficient to pay for some of our operational and production costs. Without an infusion of cash from future money raises, we will not be able to continue as a going concern.

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

Subsequent to the reporting period, on May 6, 2005, an Agreement wa signed between Tally Ho and an unrelated California corporation that has the exact same name: Tally-Ho Ventures, Inc. The California corporation is not a parent, subsidiary nor an affiliated company of the registrant. The sole officer, director and shareholder of the California corporation is Tal L. Kapelner, our CFO and former President and Chairman.

In this Agreement of May 6, we sold our website and all content thereon, as well as our logo, letterhead and any other intellectual property, to the California corporation, in exchange for $200 cash. In connection with this Agreement, an 8-K filing was filed on May 20, 2005, which has the full disclosure and is incorporated herein.

Subsequent to the reporting period, on May 9, 2005, a 1:30 reverse split of all issued and outstanding shares of the Common Stock of Tally Ho was made effective. As a result of the reverse split, a new stock symbol was issued: TLYH. Full disclosure of this reverse split was made on an 8-K/A filing of May 6, 2005, and is incorporated herein.

Subsequent to the reporting period, on May 12, 2005, a Reorganization Agreement was signed by Tally Ho and by the shareholders of Belgravia Intervest Group Limited, a British Virgin Islands company, wherein Tally Ho issues 4,563,490 shares of its Common Stock to the shareholders of Belgravia, and in exchange the shareholders of Belgravia turn in to Tally Ho all issued and outstanding shares of Belgravia, thereby making Belgravia a wholly-owned subsidiary of Tally Ho. In connection with the signing of the Reorganization Agreement, all officers and directors of Tally Ho resigned on May 14, 2005, and new officers and directors were appointed effective beginning May 15, 2005. An 8-K filing with all of the required disclosures regarding the issues surrounding this Reorganization, including a copy of the Reorganization Agreement itself, is being filed concurrently with this 10-QSB and is incorporated herein.

With this Reorganization Agreement, and the earlier Agreement to sell our website and all intellectual property, including website content and ideas for entertainment products, we are, as of May 12, 2005, no longer in the business of producing entertainment products. The new officers, directors and majority shareholders of Belgravia intend to embark Tally Ho on a new business plan, the same one they have worked on at Belgravia Intervest Group Limited, Tally Ho’s subsidiary. The business plan of Belgravia is discussed in the accompanying 8-K filing, which is incorporated herein. Financial statements reflecting the wind-up of the entertainment products business plan and the introduction of the new business plan will be filed as part of Item 9.01 of the accompanying 8-K filing.

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

As of March 31, 2005, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date May 23, 2005	TALLY-HO VENTURES, INC. BY: /S/ Peter Smith —————————————— Peter Smith President

Date May 23, 2005	TALLY-HO VENTURES, INC. BY: /S/ Tal L. Kapelner —————————————— Tal L. Kapelner Chief Financial Officer