Form 10QSB
period 2005-06-30
TALLY HO VENTURES INC
filed 2005-08-22
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to ________

Commission file number : 0001226944

TALLY-HO VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0413417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

134 Hibiscus Way
The Green Community
P.O. Box 34741
Dubai, United Arab Emirates
9714-885-1391
(address of principal executive offices)

011-9714-319-7451
(Issuer’s telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of May 13, 2005, there were 8,000,715 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Tally-Ho Ventures, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

TALLY-HO VENTURES, INC
			CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$61	$74,666
Investment advisory fees receivable		$334,549
Prepaid expenses and other current assets		$8,715

Total current assets	$61	$417,931

Fixed assets, net		$476,273
Acquired client relationships, net		$23,236,903
Goodwill		$2,396,526
Other assets		$124,755

Total assets	$61	$26,652,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities		$195,431
Payables to related party	$26

Total current liabilities	$26	$195,431

Senior convertible debt		$68,687

Total liabilities	$26	$264,118

Stockholders' equity:
Common stock	$1,516	$1,516
Additional paid-in capital	$146,676	$10,000,000
Accumulated other comprehensive income	($148,157)	$13,455,355
Retained earnings		$2,931,398

Total stockholders' equity	$35	$26,388,269

Total liabilities and stockholders' equity	$61	$26,652,387

TALLY-HO VENTURES, INC
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the Three
	Months Ended
	June 30	June 30
	2004	2005

Revenue		$3,778,260
Operating expenses:
Compensation and related expenses	$2,918	$2,603,075
Selling, general and administrative		$388,763
Other operating expenses		$202,597

		$3,194,436

Operating income	($2,918)	$583,825

Non-operating (income) and expenses:
Investment and other income		($1,890)
Interest expense	$121

Net Income	($3,039)	$585,715

Earnings per share	($0.00007)	$0.073214

Average shares outstanding	44,471,333	8,000,000

TALLY-HO VENTURES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three
	Months Ended
	June 30	June 30
	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	($6,835)	$585,715

Adjustments to reconcile Net Income to cash flow from (used in) operating activities:
Depreciation and amortization of fixed assets

Changes in assets and liabilities:
Increase in investment advisory fees receivable		($334,549)
Increase in other current assets		($8,715)
Increase in acquired client relationships		($23,236,903)
Increase in fixed assets		($476,273)
Increase in goodwill		($2,396,526)
Increase in other intangible assets		($124,755)
Increase in accounts payable, accrued expenses and other liabilities	($310)	$195,431
Stock issued for acquisition of assets		$10,000,000
Increase in reserves and surplus		$13,456,811
Increase in retained earnings		$2,345,683
Increase imputed interest	$224
Increase in long term debts		$68,687

NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES	-$6,921)	$74,605

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable to shareholders	$1,650
Payments on notes payable to shareholders	($2,596)
Issuance of common stock	$41,200

NET CASH FLOW FROM FINANCING ACTIVITIES	$40,254	-$0

NET CHANGE IN CASH	$33,333	$74,605
Cash Balance Beginning	$6,268	$61
CASH BALANCE ENDING	$39,601	$74,666

TALLY-HO VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements of Tally-Ho Ventures, Inc. ("Company" or "THV") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All inter-company balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. These reclassifications had no impact on our results of operations or changes in stockholders' equity. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 includes additional information about THV, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Commitments and Contingencies.

The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its subsidiary establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Stock Split

On May 9, 2005, THV underwent a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented.

Acquisitions

On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (“Belgravia”) a British Virgin Islands company. The transaction has been accounted for as a reverse merger.

The preceding are the un-audited financial statements for the period ended March 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,”“believe,”“plan,”“will,”“anticipate,”“estimate,”“expect,”“intend,” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct.

Description of the Business

On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (“Belgravia”) a British Virgin Islands company. As a result of this reverse merger, Belgravia has become the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

Belgravia is a wealth management organization focused on serving the needs of families and high net worth individual throughout the world, with over $450 million under management and more than 17,000 families looking to Belgravia to provide a broad range of sophisticated services, including financial counseling, estate planning, asset allocation, investment management and corporate services.

Belgravia was formed by the September 2002 merger of Belgravia Group International and The Intervest Group. Belgravia Group International had been formed by our President, Mr. Peter Smith, in 1994 as he moved from the London Stock Exchange into offshore financial services. The Intervest Group was formed in 19995 by the combination of Lazard Holdings (Bahamas) and Arabian Brokers International (Saudi Arabia), resulting in a multinational business group with operations in 15 countries across Europe, Asia and Africa. Initially, The Intervest Group limited its operations to providing taxation and investment advice to expatriates in the Middle East. Although the geographical scope and the scope of services provided by the combined Belgravia Intervest Group Limited have greatly expanded, the focus on providing services to expatriates has remained.

There are currently estimated to be 25 million expatriate workers and this figure is projected to grow by 15% per year. More couples are retiring overseas at an earlier age. Overseas positions are well paid; but few companies offer the benefits of a decade ago. Many workers are required to take care of themselves when it comes to financial planning and health care. (Source: Merrill Lynch, Cap Gemini and Ernst & Young). This represents a significant market, growing market for the wealth management industry and Belgravia is well placed to service this growing market.

Belgravia recognized some years ago that the international Independent Financial Advisor (“IFA”) market was in the process of change and that the opportunity was arising for a new business model. Belgravia was, and continues to be, determined to seize that opportunity - to be the first, and best, of a new breed of international IFAs that will emerge in a compliance and regulation driven international marketplace; and, to become a market leader in terms of advice and service led financial services. To achieve this, it recognized that it would have to ‘raise the bar’ in terms of international IFA standards of management, advice and service. At the same time, it acknowledged the need for business scale and critical mass. Belgravia has already emerged as a structured, disciplined, focused and profitable distribution organization operating to, and consistently achieving, high standards of productivity and profitability through the delivery of quality advice, service and products to the Company’s clients.

This focus has enabled the Company to more clearly identify priorities, targets and measures when developing distribution capability and the business infrastructure. The following characteristics have been identified as key to hittting our targets:

▪	A track record of growing revenues and profits, and clearly identifiable ‘brand’.

▪	A ‘Business Proposition’ that is visionary but pragmatic, and supported by a clear, well-articulated business plan, and financial forecasts;

▪	A business that has a compelling and believable story, with the people, systems and processes to back up that story;

▪
An infrastructure that has the right people in the right roles; working to common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;

▪
A company culture that has clarity and consistency as to ‘who does what around here’; and ‘how things work around here’, along with a shared belief in the overall client proposition and management standards and values.

By early 2005, Belgravia Intervest Group Limited had made good to excellent progress against the first three of these measures. In particular, it built the distribution capability and can demonstrate a clear track record of growth in revenues and profits. The initial business plan targets have been met despite the business facing some very challenging decisions and difficult trading conditions, such as the Gulf War and weak equity markets. Belgravia has begun to target recurring income on funds under management.

Belgravia’s channel now holds financial advisory licenses in Belgium, Holland, Kuwait, Oman, Azerbaijan, China, Japan, Luxembourg, (Cyprus, Bahrain, Malaysia, Singapore, Kenya and Uganda to follow). The Company has compliance structures (including compliance managers) in place in each territory, although these standards are being constantly raised. Compliance will soon be centered in one location adding further value and streamlining to an already effective business

A key part of the operational focus has been the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. Belgravia is now focusing on the alignment of systems and controls, while also building towards a commonality of culture across various distributions channels. It’s efforts here are geared around ‘client proposition’ which ensures that all IFAs follow the same advice process, using the same documentation, and applying the same service standards. Belgravia has planned for this process to be fully operational and effective by the end of 2005. Having successfully installed the financial software system, Belgravia has made significant progress in centralizing its finance and accounts function. Since the early part of 2005, the Company has had a centralized commissions function also.

Belgravia now intends to further develop the distribution capacity by rolling out a Franchise style operation to attract experienced IFAs who want to operate under the Belgravia brand and licenses, but retain a degree of commercial independence.

RISKS AND UNCERTAINTIES

If The Company Does Not Continue To Create, Attract And Retain Viable Products In The Wealth Management Industry, Our Profitability Could Be Adversely Affected.

The wealth management industry has experienced considerable growth in the past decade. Changing demographics and concern about financial security in retirement, compounded by a continuing low-interest rate environment, are expected to result in a continued increase in assets available for investment. In recent years, investors have endeavored to increase their knowledge of available investment products and services, and wealth management firms have responded by increasing the availability of and access to information in respect of these wealth management products and services. Simultaneously, there has been an increase in the number, type and sophistication of products and services offered by financial institutions. The Company believes that these changing factors will result in an increased number of investors seeking some level of professional financial and investment advice in managing their investments. Belgravia Intervest Group is well positioned to meet this challenge as it continues to establish itself as a fully integrated wealth management business, combining professional investment management products, solutions and services with knowledgeable financial advisory professionals.

However, the profitability of the Company is directly related to its ability to create, attract and retain specific products. These products are subject to a fee, generally calculated as a percentage of their net asset value. Should a sizable number of clients seek to terminate their arrangements with the Company, its profitability would be adversely affected.

The Company May Not Be Able to Successfully Integrate Acquisitions

The Company's growth strategy has relied in part on acquisitions and the associated realization of operating synergies. A successful acquisition requires the Company to identify suitable candidates for purchase on acceptable terms, and the acquired business to be successfully integrated in a timely and non-disruptive manner designed to minimize the risk of loss of client business. Even with the investment of management and financial resources, an acquisition may not produce the anticipated revenue, earnings or business synergies. In addition, acquisitions can involve non-recurring charges and, if not successful, the write-off of amounts of goodwill and other intangible assets that could have an adverse effect on the Company's financial results. Management performs an extensive review of the value of goodwill and other intangible assets on an ongoing basis, which review has not identified any required adjustments.

Market Influences Beyond The Control Of The Company Could Affect Our Overall Profitability.

Negativity in domestic and international capital markets may challenge the Company. The movement of capital markets is beyond the control of teh Company but, to a significant degree, may impact on the Company's overall profitability. Revenues from the Company's investment management arm are primarily based on market values, generally determined using trading values of underlying securities in global markets. The unpredictability of the global economy may also affect retail and institutional clients' willingness to actively trade in capital markets, impacting the Company's commission revenues as well as trading and corporate finance activities.

The Wealth Management Industry is Highly Competitive, With Some Companies Having Greater Financial or Other Resources

The Company operates in a highly competitive environment that includes other providers of wealth management products such as mutual funds and private client investment managers, financial advisors, investment dealers, banks and insurance companies, some of which have greater financial or other resources than the Company. In order to remain competitive, the Company will continue to be innovative in the development of financial products and solutions for its clients, to monitor its investment performance and to provide the highest level of service to its clients.

There may be competitive pressures from time to time to lower the fees that the Company charges on its products and services which may impact the ability to retain clients in the future. While changes to management fee rates, commission rates and trailer fee rates will affect the operating results of the Company, management believes that its current fee structure is competitive with its industry peers.

Changing Regulatory Requirements May Affest the Profitability of Our Business or Limit Our Ability to Conduct Business

The regulatory operating environment for wealth management and financial services continues to expand, becoming more regimented and complex. The Company supports regulatory changes that enhance the integrity and reputation of our industry and that protect the interests of our client base. The Company's compliance personnel actively participate in the development of new legislation and regulation. However, new regulatory requirements may involve changes to the way we currently conduct our business or may increase the cost and associated profitability of our business. The Company believes that its ability to comply with all applicable laws and regulations including these emerging changes is dependent upon the establishment, implementation and maintenance of extensive compliance policies and procedures. The Company has a team of experienced compliance personnel that works full time on these efforts. When the Company completes an acquisition, it is possible that the acquired company's compliance standards may have been insufficient or not as developed as those of the Company. The Company attempts to resolve compliance issues through its due diligence review; however, it is possible that its review will not identify all possible problems.

Regardless of the Company's effectiveness in monitoring and administering established compliance policies and procedures, the Company, and any of its directors, officers, employees or agents, may be subject to liability or fines which may limit the ability to conduct business.

The Capital Requirements of the Company may Require Additional Equity Funding, Which Would Dilute the Ownership of Our Current Stockholders

Belgravia Intervest Group may be required to raise additional funds through public or private financing, strategic relationships or other arrangements for a variety of purposes, including business acquisitions, to capitalize on unanticipated opportunities, as well as to respond to competitive pressures. Additional equity funding will reduce the percentage ownership of the existing shareholders of the Company and may dilute net book value per share. It is also possible that any such equity funding may involve securities which have rights or privileges senior to those of holders of common shares or that any debt financing, if available, may involve restrictive covenants. There can be no assurance that such additional funding, if needed, will be available on economic terms, or at all.

The Company Has Assumed Certain Credit Risks

The Company is exposed to the risk that third parties that owe the Company cash, securities or other assets may not fulfill their obligations, due to lack of liquidity, bankruptcy, operational failure or other cause. These parties include trading counterparties, customers, clearing agents, exchanges, clearing houses, other financial intermediaries, and issuers whose securities are held by us.

Additional information about the Company can be obtained at its web site, http://www.belgravia-intervest.com/.

Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. The Company had net income of $585,715 for the quarter ended June 30, 2005 and as of June 30, 2005, had working capital of $222,500.

Discussion of Financial Results

The unaudited consolidated financial statements included in this report reflect the “pro forma” results of consolidating the operations of the Company as it existed prior to the reverse merger with Belgravia and the operations of Belgravia during the same period of time. Therefore, a period-to-period comparison is not meaningful.

Liquidity and Capital Resources

As of June 30, 2005, the Company had working capital of $222,500. We generated a positive cash flow of $74,605 from operating activities during the quarter ended June 30, 2005.

The Company believes it will require additional new capital only in order to fund its planned acquisitions over the next 12 months; which, if required may be obtained through equity or debt financing.

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

As of June 30, 2005, management of the Company, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the President and Treasurer have concluded the Company’s disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2005, by written consent the majority of the shareholders of the Company approved the exchange of 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (“Belgravia”) a British Virgin Islands company.

On May 12, 2005, by written consent, the majority of the shareholders of the Company elected Mr. Peter Smith as the sole director of the Company, replacing all of the prior directors who had tendered their resignations effective on that date.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

Upon completion of the merger the Company changed its Transfer Agent to:

Select Fidelity Transfer Services Ltd.
335 Bay Street Suite 600
Toronto, Ontario
Canada M5H 2R3
Phone 416-203-5847

Effective August 19, 2005, Jose Meleth was appointed by the Board of Directors to be the Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Meleth obtained his M Com and LL B degrees from Mahatma Gandhi University and LL M degree from University of Bombay and is a qualified accountant. Mr. Meleth's accomplished finance career includes roles as auditor and counsel to the Ministry of Finance, Government of India. He has participated in the investigations for the Bombay Stock Exchange Securities Division and acted as auditor in numerous securities transactions

He joined Belgravia Intervest Group in 1998 as chief accountant and advanced to the post of CFO in 2000. Currently he is director of nine subsidiary companies based in several countries, overseeing the firm's finance, credit, operations, payroll, and lending areas. Mr. Meleth also works closely with the CEO developing and executing the comprehensive business and financial management strategies required accomplishing the Belgravia Intervest Group's growth objectives.

His memberships include the International Bar Association, London; the Institute of Directors, London;
the Chartered Insurance Institute, London; the Association of International Accountants, London; and the Institute of Financial Consultants, USA

ITEM 6. EXHIBITS
Index of Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2005	TALLY-HO VENTURES, INC. BY: /s/ Peter Smith —————————————— Peter Smith President, Chief Executive Officer