Form 10QSB
period 2005-09-30
TALLY HO VENTURES INC
filed 2005-11-21
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to ________

Commission file number : 000-50873

TALLY-HO VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	431988542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

115 route d´Arlon
L-8311 Capellen
Luxembourg
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
Yes [ ] No [X]

As of November 13, 2005, there were 8,000,715 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Tally-Ho Ventures, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALLY-HO VENTURES, INC
BALANCE SHEET
As of September 30, 2005
(Un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$67,291
Investment advisory fees receivable	$329,304
Prepaid expenses and other current assets	$8,487

Total current assets	$405,082

Fixed assets, net	$509,612
Acquired client relationships, net	$23,761,137
Goodwill	$2,396,526
Other assets	$140,679

Total assets	$27,213,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$194,630
Payables to related party

Total current liabilities	$194,630

Senior convertible debt	$68,687

Total liabilities	$263,317

Stockholders' equity:
Common stock	$1,516
Additional paid-in capital	$10,000,000
Accumulated other comprehensive income	$13,455,355
Retained earnings	$3,492,847

Total stockholders' equity	$26,949,719

Total liabilities and stockholders' equity	$27,213,035

TALLY-HO VENTURES, INC
STATEMENT OF INCOME AND EXPENSES
Three months and nine months ended September 30, 2005 and 2004
(Un-audited)
	July 1 to	January 1 to	July 1 to	January 1 to
	Sept 30	Sept 30	Sept 30	Sept 30
	2005	2005	2004	2004

Revenue	$3,644,359	$7,422,619	$0	$0
Operating expenses:
Compensation and related expenses	$2,511,577	$5,114,652	$0	$0
Selling, general and administrative	$374,561	$763,325	$2,307	$6,350
Other operating expenses	$196,771	$399,367	$0	$0

	$3,082,909	$6,277,344	$2,307	$6,350

Operating income	$561,449	$1,145,275	($2,307)	($6,350)

Non-operating (income) and expenses:	$0	$0	$0	$0
Investment and other income	$0	($1,890)	$0	$0
Interest expense	$0	$0	$0	$0

Net Income	$561,449	$1,147,165	($2,307)	($6,350)

Earnings per share	$0.070	$0.143	$0.000	$0.000

Average shares outstanding	8,000,000	8,000,000	43,140,000	43,140,000

TALLY-HO VENTURES, INC
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2005 and 2004
Un-audited
	January 1 to	January 1 to
	Sept 30, 2005	Sept 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,147,165	($8,642)

Adjustments to reconcile Net Income to
cash flow from (used in) operating activities:
Depreciation and amortization of fixed assets
Imputed interest on notes payable to shareholders		$354

Changes in assets and liabilities:
Increase in investment advisory fees receivable	($329,303)
Increase in other current assets	($8,487)
Increase in acquired client relationships	($23,761,137)
Increase in fixed assets	($509,612)
Increase in goodwill	($2,396,526)
Increase in other intangible assets	($140,679)
Changes in accounts payable, accrued expenses and other liabilities	$194,630	($310)
Stock issued for acquisition of assets	$10,000,000
Increase in reserves and surplus	$13,456,811
Increase in retained earnings	$2,345,683
Increase imputed interest	0
Increase in long term debts	$68,687

NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES	$67,231	($8,598)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable to shareholders		$1,650
Payments on notes payable to shareholders		($2,596)
Issuance of common stock		$42,500
Stock returned		($8,500)

NET CASH FLOW FROM FINANCING ACTIVITIES	$0	$33,054

NET CHANGE IN CASH	$67,230	$24,456

Cash Balance Beginning	$61	$6,268

CASH BALANCE ENDING	$67,291	$30,724

TALLY-HO VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Commitments and Contingencies.

The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavourable to the Company or its Affiliates. The Company and its subsidiary establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

3.	Acquisitions

On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company.

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

On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company.

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

Changing Regulatory Requirements May Affect the Profitability of Our Business or Limit Our Ability to Conduct Business

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

Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. The Company had net income of $561,449 for the quarter ended September 30, 2005 and as of September 30, 2005, had working capital of $210,452.

Discussion of Financial Results

The unaudited consolidated financial statements included in this report reflect the results of consolidating the operations of the Company after the reverse merger with Belgravia and the operations of the Company without the inclusion of the operations of Belgravia during the same period of time for the prior year. Therefore, a period-to-period comparison is not meaningful.

Liquidity and Capital Resources

As of September 30, 2005, the Company had working capital of $210,452. We generated a positive cash flow of $67,231 from operating activities during the quarter ended September 30, 2005.

The Company believes it will require additional new capital only in order to fund its planned acquisitions over the next 12 months; which, if required may be obtained through equity or debt financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

None

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

None

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

Date: November 18, 2005	TALLY-HO VENTURES, INC. BY: /s/ Peter Smith —————————————— Peter Smith President, Chief Executive Officer