Form 10KSB
period 2005-12-31
TALLY HO VENTURES INC
filed 2006-03-31
CIK 1226944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50873

                             TALLY-HO VENTURES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        43-1988542
        (State or other jurisdiction                         (I.R.S. Employer
            of incorporation)                               Identification No.)

                 115 route d'Arlon, L-8311 Capellen, Luxembourg
                    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 011-9714-319-7451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $1,226,241.52

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      As of January 3, 2006:   8,000,715 outstanding shares of Common Stock
      @ Bid of $3.35 = $26,802,395                 @ Ask of $3.70 = $29,602,645

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one):
Yes [  ]          No   [X]

                             TALLY-HO VENTURES, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1            Description of Business

Item 2            Description of Property

Item 3            Legal Proceedings

Item 4            Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5            Market for Common Equity and Related Stockholder Matters

Item 6            Management's Discussion and Analysis or Plan of Operations

Item 7            Financial Statements

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Item 10           Executive Compensation

Item 11           Security Ownership of Certain Beneficial Owners and Management

Item 12           Certain Relationships and Related Transactions.

Item 13           Exhibits and Reports on Form 8-K.

Item 14           Controls and Procedures.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1: DESCRIPTION OF BUSINESS

Tally-Ho Ventures ("the Company") was incorporated as a Delaware corporation on November 4, 2002.

On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (Belgravia) a British Virgin Islands company. As a result of this reverse merger, Belgravia has become the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

Belgravia is a wealth management organization focused on serving the needs of families and high net worth individual throughout the world, with over $450 million under management and more than 17,000 families looking to Belgravia to provide a broad range of sophisticated services, including financial counseling, estate planning, asset allocation, investment management and corporate services.

Belgravia was formed by the September 2002 merger of Belgravia Group International and The Intervest Group. Belgravia Group International had been formed by our President, Mr. Peter Smith, in 1994 as he moved from the London Stock Exchange into offshore financial services. The Intervest Group was formed in 1995 by the combination of Lazard Holdings (Bahamas) and Arabian Brokers International (Saudi Arabia), resulting in a multinational business group with operations in 15 countries across Europe, Asia and Africa. Initially, The Intervest Group limited its operations to providing taxation and investment advice to expatriates in the Middle East. Although the geographical scope and the scope of services provided by the combined Belgravia Intervest Group Limited have greatly expanded, the focus on providing services to expatriates has remained.

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

Belgravia recognized some years ago that the international Independent Financial Advisor (IFA) market was in the process of change and that the opportunity was arising for a new business model. Belgravia was, and continues to be, determined to seize that opportunity - to be the first, and best, of a new breed of international IFAs that will emerge in a compliance and regulation driven international marketplace; and, to become a market leader in terms of advice and service led financial services. To achieve this, it recognized that it would have to raise the bar in terms of international IFA standards of management, advice and service. At the same time, it acknowledged the need for business scale and critical mass. Belgravia has already emerged as a structured, disciplined, focused and profitable distribution organization operating to, and consistently achieving, high standards of productivity and profitability through the delivery of quality advice, service and products to the Companies clients.

This focus has enabled the Company to more clearly identify priorities, targets and measures when developing distribution capability and the business infrastructure. The following characteristics have been identified as key to hitting our targets:

     o    A  track  record  of  growing   revenues  and  profits,   and  clearly
          identifiable brand.

     o A Business Proposition that is visionary but pragmatic, and supported by a clear, well-articulated business plan, and financial forecasts;

     o A business that has a compelling and believable story, with the people, systems and processes to back up that story;

     o An infrastructure that has the right people in the right roles; working to common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;

     o A company culture that has clarity and consistency as to who does what around here; and how things work around here, along with a shared belief in the overall client proposition and management standards and values.

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

Belgravia's channel then held financial advisory licenses in Belgium, Holland, Kuwait, Oman, Azerbaijan, China, Japan, Luxembourg, (Cyprus, Bahrain, Malaysia, Singapore, Kenya and Uganda to follow). The Company has compliance structures (including compliance managers) in place in each territory, although these standards are being constantly raised.

A key part of the operational focus has been the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. Belgravia is now focusing on the alignment of systems and controls, while also building towards a commonality of culture across various distributions channels. Its efforts here are geared around client proposition which ensures that all IFAs follow the same advice process, using the same documentation, and applying the same service standards. Belgravia has planned for this process to be fully operational and effective by the end of 2005. Having successfully installed the financial software system, Belgravia has made significant progress in centralizing its finance and accounts function. Since the early part of 2005, the Company has had a centralized commissions function also.

Belgravia then intended to further develop the distribution capacity by rolling out a Franchise style operation to attract experienced IFAs who want to operate under the Belgravia brand and licenses, but retain a degree of commercial independence.

On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company.

The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 Insurance Brokers. The products which are marketed by MFE are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions.

The original model for the company was developed in 1980 selling American mutual funds and American Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance.

In 1991 the Company diversified its products base into offering with profit investment funds from high profile providers and sales peaked in the year 2001 at (euro)231M in total sales.

Sales declined in 2001 and 2002 mainly due to the sale of the German arm of the business to Clerical Medical. However, a general downturn in the stock market, and the consequential low bonus payments within the funds, caused sales to slow to (euro)69M in 2002. Sales were further impacted with the closure of a Clerical and Medical fund and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems the Company renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time the Company negotiated with the Prudential to offer a with profits based fund on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved by 20% year on year.

The Company operates on an "initial commission" basis because of the nature of the products that are sold. No monthly payment products exist, although there is a development in the pensions and the mortgage area being developed presently. With initial commission the Company is not susceptible to any claw back commissions. There are a small amount of renewal commissions amounting to
(euro)150,000 per annum.

Profitability grew steadily through the nineties peaking in 2001 where after it was impacted by the factors outlined earlier in this document. Once again, however, the company's profitability is increasing inline with top line sales.

The Company had a geographically diverse shareholding which, the management felt, was over complicated and required restructuring prior to a sale. This has be achieved by a new vehicle being formed called Master Finance Europe. This vehicle has purchased all the outstanding shares and the business of Master Finance S.A, leaving behind a certain amount of cash and ring fencing the ongoing situation with the leverage funds.

ITEM 2: DESCRIPTION OF PROPERTY

The Company has a leased office space through HQ Office Center at 410 Park Avenue, 15th floor, New York, New York, 10022 and at it's primary office address in Luxembourg. The Company does not own any real estate or any other significant property

ITEM 3: LEGAL PROCEEDINGS

None.
In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended December 31, 2005.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the OTC Bulletin Board on May 23rd 2005, and currently trades there under the symbol TLYH.OB. The average 10 day volume as of March 30, 2006 was 16,916 shares traded per day. The shares should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The Company currently has thirteen Market Makers, they are:
NITE- Knight Equity, UBSS-UBS Securities, TASL-Tradition Asiel, HILL-Hill Thompson, PERT-Pershing, HDSN-Hudson Securities, PENA-Pennaluna Securities, VFIN- V Finance Investments, TLIB-Tullett Liberty, SACM-Sterne Agee, STG-Secure Trading Group, ABLE-Natexis Bleichroeder, and ARCA-Archipelago Trading.

Below is a table indicating the range of high and low transaction prices for the common stock since our stock began trading. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.

BID PRICE
PERIOD                                               HIGH                LOW
------                                               -----------------------

Fiscal Year 2005
(January 1, 2004 to December 31, 2005)               $ 8.50           $ 3.00
Fiscal Year 2006
(January 1, 2006 to March 21, 2006)                  $ 4.00           $ 1.50

HOLDERS

As of December 31, 2005 there were approximately 256 holders of record of the common stock.

DIVIDEND POLICY

We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no issuances of unregistered securities during the last quarter of the fiscal year.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

1.      CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

The Company is focused on building a revenue stream from acquisition of existing companies operating profitably or acquisition of existing companies operating at a loss, but with ample business opportunities to run them profitably.

2.      FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct.

3.      DESCRIPTION OF THE BUSINESS

On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, (Belgravia) a British Virgin Islands company. As a result of this reverse merger, Belgravia has become the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

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

Belgravia recognized some years ago that the international Independent Financial Advisor (IFA) market was in the process of change and that the opportunity was arising for a new business model. Belgravia was, and continues to be, determined to seize that opportunity - to be the first, and best, of a new breed of international IFAs that will emerge in a compliance and regulation driven international marketplace; and, to become a market leader in terms of advice and service led financial services. To achieve this, it recognized that it would have to raise the bar in terms of international IFA standards of management, advice and service. At the same time, it acknowledged the need for business scale and critical mass. Belgravia has already emerged as a structured, disciplined, focused and profitable distribution organization operating to, and consistently achieving, high standards of productivity and profitability through the delivery of quality advice, service and products to the Companies clients.

This focus has enabled the Company to more clearly identify priorities, targets and measures when developing distribution capability and the business infrastructure. The following characteristics have been identified as key to hitting our targets:

     o    A  track  record  of  growing   revenues  and  profits,   and  clearly
          identifiable brand.

     o A Business Proposition that is visionary but pragmatic, and supported by a clear, well-articulated business plan, and financial forecasts;

     o A business that has a compelling and believable story, with the people, systems and processes to back up that story;

     o An infrastructure that has the right people in the right roles; working to common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;

     o A company culture that has clarity and consistency as to who does what around here; and how things work around here, along with a shared belief in the overall client proposition and management standards and values.

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

Belgravia's channel now holds financial advisory licenses in Belgium, Holland, Kuwait, Oman, Azerbaijan, China, Japan, Luxembourg, (Cyprus, Bahrain, Malaysia, Singapore, Kenya and Uganda to follow). The Company has compliance structures (including compliance managers) in place in each territory, although these standards are being constantly raised. Compliance will soon be centered in one location adding further value and streamlining to an already effective business:

A key part of the operational focus has been the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. Belgravia is now focusing on the alignment of systems and controls, while also building towards a commonality of culture across various distributions channels. Its efforts here are geared around client proposition which ensures that all IFAs follow the same advice process, using the same documentation, and applying the same service standards. Belgravia has planned for this process to be fully operational and effective by the end of 2005. Having successfully installed the financial software system, Belgravia has made significant progress in centralizing its finance and accounts function. Since the early part of 2005, the Company has had a centralized commissions function also.

Belgravia now intends to further develop the distribution capacity by rolling out a Franchise style operation to attract experienced IFAs who want to operate under the Belgravia brand and licenses, but retain a degree of commercial independence.

Master Finance
--------------
On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company.

The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 Insurance Brokers. The products which are marketed by MFE are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions.

The original model for the company was developed in 1980 selling American mutual funds and American Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance.

In 1991 the Company diversified its products base into offering with profit investment funds from high profile providers and sales peaked in the year 2001 at (euro)231M in total sales.

Sales were further impacted with the closure of a Clerical and Medical fund and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems the Company renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time the Company negotiated with the Prudential to offer a with profits based fund on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved by 20% year on year.

The Company operates on an "initial commission" basis because of the nature of the products that are sold. No monthly payment products exist, although there is a development in the pensions and the mortgage area being developed presently. With initial commission the Company is not susceptible to any claw back commissions. There are a small amount of renewal commissions amounting to
(euro)150,000 per annum.

The Company had a geographically diverse shareholding which, the management felt, was over complicated and required restructuring prior to a sale. This has be achieved by a new vehicle being formed called Master Finance Europe. This vehicle has purchased all the outstanding shares and the business of Master Finance S.A, leaving behind a certain amount of cash and ring fencing the ongoing situation with the leverage funds.

Management of Master Finance:
-----------------------------
Emmanuel Wolf - Founder, Director
Mr. Wolf has been involved in the financial services advisory industry since the beginning of the seventies. He is responsible for the direction, planning and strategy of the Company.

Sabrine Wolf, Director
The daughter of Mr. Wolf, Sabrine has a Degree in Marketing. Following working with Master Finance over a number of years for experience, she joined the Company full time in 1999 as the person in charge of the marketing department and CRM (Customer Relationship Management).

Andre Geskens, Sales Manager
Mr. Geskens is responsible for the Belgian market. Mr. Geskens has over 30 years experience in the sales field. He joined Master Finance in 1996. He is responsible for the sales performance of the Belgian Consultants and for developing business from the outsourced Insurance Brokers.

David Martin, Product Manager
Mr. Martin is responsible for the technical management of the products in the Company. He has extensive knowledge of the products of the Company having provided technical product support for 12 years.

Staff
There is 7 fully employed staff within the Company, 5 administrations and 2 marketing. The sales force consists of 20 consultants who are remunerated on a commission only basis. The average age of the consultants is 45 and the average tenure is 10 years. This represents a stable sales force. As the sales staff has become older, some have recruited sons or daughters in order to continue with the client base and business that has been built by the parent. Although a small recruitment process underway, the recruitment situation is more organic then organised as the need for further recruitment is minimal.

The Company has a mature client base of 4000 developed since inception from both direct sales and through Insurance Brokers. The average investment from direct sales clients is (euro)150,000; the average from Insurance Brokers clients is
(euro)80,000. Current funds introduced into products are (euro)500 M. New business is generated by 50% re-investment from clients, 17% referrals and 33% new business. Although new business is, of course, important the high level of referrals and re-investment indicate a stable client base. The client base of each Consultant belongs to the Company and not the consultant. There is no arrangement in place, as other companies' do, to purchase the client base upon a consultant leaving the Company.

The Company is regulated directly in Luxembourg (Commissariat aux Assurances) and Belgium (Commission Bancaire, Financier et des Assurances. License No. 62099) and operates a passport arrangement as a representative office in France.

ProTrust
--------
On November 29 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest of Protrust Private Clients S.A. Pro Trust was Originally established in 1992, the company transformed itself into an authorized Fiduciary (Trust) in August 1996 as Protrust Switzerland SA, the name changed to Protrust Private Clients SA in February 2001, as part of a group re-branding exercise. Pro Trust was set up specifically to manage leveraged With-Profits investments for high net worth investors, under the terms of a Discretionary Management Agreement. Over the last nine years, PTPC has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. Pro Trust is a fully authorized Fiduciary company, subject to the regulatory control of the Swiss Cantonal Government. As such PTPC is able to offer the full range of services to clients including: full discretionary management, holding clients assets in the company's name, and trading for clients over a wide range of assets including investments and real estate

Pro Trust has been subject to regular regulatory inspections by KPMG on behalf of the OAD - FCT and no regulatory issues have been raised.

Pro Trust has successfully acted as an interface between UK and Offshore life offices and independent intermediaries in Italy, Switzerland and the Far East and is regarded as one of the founders of leveraged With-Profits business. PTPC has managed this type of business successfully for over a decade. Success has come through specialization and concentration on a niche product and by providing services for investors and distributors.

Management of Protrust:
-----------------------
Managing Director, Chris Mathew has over 30 years experience in the banking and financial services industry. He was Sales and Marketing Director for Clerical and Medical and was a main board director of Protrust Financial Services Group SA, prior to being appointed as Managing Director of Pro Trust.

Luigi Piffaretti, Director - Fiduciary, Luigi Piffaretti is an authorized fiduciary and has been with Pro Trust since 2001 and has over 30 years banking, investment and fiduciary experience in Switzerland.

Maurizio Cattaneo, Director - Fiduciary Maurizio Cattaneo is an authorized fiduciary and has been with PTPC since 2003 and prior to that worked at Raiffaisen and UBS. He has over 20 years experience in banking and financial services.

Having been established for some years in the market the management and support team is extremely competent and very experienced. PTPC is very cost effective, as it is able to manage a large portfolio without the need for large numbers of staff. Under the terms of the letter of intent, the operations of Pro Trust are expected to become an operating subsidiary of Tally-Ho Ventures, with key members of the Pro Trust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing.

     o    Key Next Steps:

     o    Develop distribution channel - business model/financial template;

     o Develop all business units to critical mass, financial stability and to `franchise model' capability;

     o Continually look at opportunities to acquire or link with other international IFAs;

     o Grow manpower and turnover in each distribution channel to critical mass in line with the defined financial templates;

     o Develop professional alliances with banks, accountants and solicitors in all territories;

     o    Develop and grow recurring income streams.

     o Market Opportunities; The management see two key areas of market opportunities within the current market that provide them with the potential to become the dominant brand:

     o    Distribution Opportunity

     o    Client Proposition Opportunity

The international IFA market displays a number of unique characteristics, which can be summarized as follows:

     o The market is fragmented, ill disciplined and dominated by one/two man IFAs.

     o The market is still largely commission driven although this situation is evolving.

     o Most of these small IFAs are focused on cash flow. They lack the financial resources and expertise to develop their businesses beyond break-even.

     o Following the closure of Towry Law International in 2004, no IFA group dominates the market, most IFA groups disintegrate after a few years usually because of the short term `lifestyle-management' approach adopted by the principals of the businesses concerned.

     o Although regulation is poor and inadequate in many territories, the situation is evolving rapidly (see `Client Proposition' below). The UK compliance model is being introduced in many jurisdictions and international IFAs are concerned by, and are largely unprepared for, the consequences and the costs of regulation.

     o Few international IFAs have made significant investment into IT support systems and personnel. This will hamper their ability to survive healthily in the more regulated markets.

     o    Without  adequate   funding,   marketing   support  and  operating  in
          unregulated environments, many IFAs lack the credibility that the group status carries.

     o There is growing awareness among product and service providers of the need to align themselves only with the good quality, productive IFAs who will emerge as winners in this environment.

RISKS AND UNCERTAINTIES:

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

Negativity in domestic and international capital markets may challenge the Company. The movement of capital markets is beyond the control of the Company but, to a significant degree, may impact on the Company's overall profitability. Revenues from the Company's investment management arm are primarily based on market values, generally determined using trading values of underlying securities in global markets. The unpredictability of the global economy may also affect retail and institutional clients' willingness to actively trade in capital markets, impacting the Company's commission revenues as well as trading and corporate finance activities.

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

The Capital Requirements of the Company may Require Additional Equity Funding, Which Would Dilute the Ownership of Our Current Stockholders.

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

4.      REPORT OF INDEPENDENT AUDITORS

Our independent accountant has qualified his report, stating that the audited financial statements of Tally-Ho Ventures Inc for the annual period ending December 2005 have been prepared assuming Belgravia Intervest Group Limited, a subsidiary of the company as a going concern. They note that Belgravia Intervest Group Limited has been sold to third parties and the nature of revenue for the financial year 2005 shall not be the nature of revenue for the current financial year.

5.      CRITICAL ACCOUNTING ISSUES

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. Income from commission on sales is recognized after the clients accept the insurance or investment products and cooling off period is over and is approved for any applicable financing. Income from residuals is recognized when the residual payment is actually received.

The second critical accounting policy relates to expense recognition. The Company recognizes commissions owed upon the actual receipt of payment on the related sale. All other expenses are recognized at the time the expense was incurred.

6.      DISCONTINUED OPERATIONS

Belgravia Intervest Group Limited had to discontinue operations in the following countries due to the non compliance and conflict of interest between those operations and the development plans of the Company; Russia, Vietnam, Indonesia, Malaysia, and Saudi Arabia.

In the current fiscal year, the Company has franchised the operations of Belgravia Intervest Group Limited to Affinity Group and later on sold the ownership rights to Amalgamated Holdings S.A. due to conflict of interest between the Company's future development plans and the operations of Belgravia Intervest Group Limited. However, for the purpose of the financial year 2005, the revenue from Belgravia Intervest Group Limited has been considered as income from continuing operations, and the discontinuation shall take effect from the current financial year onwards.

7.      CONTINUING OPERATIONS

The Company's operations for the current year continue through Master Finance Holdings S.A. and shall be extended through further acquisitions in negotiations.

8.      RESULTS OF REVENUE

For revenue comparison purposes, it is important to note that the Company's operations began after the Reverse Merger Reorganization which occurred on May 23, 2005.

Revenues from continuing operations for the fiscal year ended December 31, 2005 were $9,211,483, compared to revenues of $0.00 for the period ended December 31, 2004

The increase in revenues is as a result of the acquisition of Belgravia Intervest group Limited and Master Finance Holdings S A and transfer of the income stream of these companies to Tally Ho Ventures Inc. Management of the Company has re-focused the Company on building a new revenue stream from new acquisitions of profit making companies with similar nature of operations.

Cost of Revenue: Cost of revenue was $5,233,382 for the fiscal year ended December 31, 2005, as compared to $0.00 for the same period one year earlier.

Gross Profit: The gross profit from continuing operations for the year ended December 31, 2005 was $3,978,101, compared to $0.00 for the same period one year earlier.

Selling, General and Administrative: The expenses for fiscal year ended December 31, 2005 were $2,174,092. Our expenses increased by $2,147,993, up 6457% (from
$33,670 to $2,174,092) during the fiscal year ended December 31, 2005, compared to the same period in 2004. Our expenses were made up primarily of general overhead. The large increase in expenses is due to the acquisition of Belgravia Intervest Group Limited and Master Finance Holdings S A which are companies actively running business operations.

Net Profits: The Company had a net profit of $1,302,876 for the year ended December 31, 2005, As compared to $0.00 for the fiscal year ended December 31, 2004. The profit for the year ended December 31, 2005 consisted primarily of a $643,065 profit from the operations of Belgravia Intervest Group Limited which is a discontinued operation for the current fiscal year.

9.      LIQUIDITY AND CAPITAL REQUIREMENTS

As of December 31, 2005, the Company had cash of $617,586, and total current assets of $8,533,870. Total assets were $15,235,836.

The Company's current liabilities were $7,623,954 as of December 31, 2005, and total liabilities were $9,207,762.

ITEM 7: FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

TALLY-HO VENTURES, INC

Report of Van Cauter - Snauwaert & Co Sarl
Independent Chartered Auditors                                          F 1 - 2

Consolidated Balance Sheets as of December 31, 2005                     F 3 - 4

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004                                              F 5 - 5

Consolidated Statements of Stockholder's Equity for years
Ended December 31, 2005 and 2004                                        F 6 - 6

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004                                              F 7 - 8

Notes to the Consolidated Financial Statements                          F 9 - 17

Certification Pursuant to 18 USC Section 1350                           F18 - 18

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 8B:OTHER INFORMATION - SUBSEQUENT EVENT

On January 15, 2006, Tally-Ho entered into a Franchising agreement with Affinity Trust of its non-European distribution arm. Tally-Ho through the operations of Master Finance is now positioned to become a dominant force in the European financial services markets. The areas that have been franchised to Affinity Trust are: Russia Vietnam Indonesia Malaysia and Saudi Arabia. The franchise agreement calls for the payment of $100,000 per calendar month, until maturity. Affinity Trust is a private wealth management firm with offices in a number of countries. They are committed to developing the International markets and see incredible potential in the third world for financial services as those countries start to develop and expand. Their current focus is the expatriate employee and their longer term strategy sees this developing 4 fold over the next 2 years.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                                    Position
----
Peter J Smith                           President and Director
Nigel Gregg                             Chief Operating Officer
Jose M Meleth                           Secretary, Chief Financial Officer
                                        and Director

PETER J SMITH was elected a Director, President and Chief Executive Officer of Tally Ho Ventures Inc in May 2005.

Peter Smith became a Director of the board of the Belgravia Group and CEO in 1997: Creating the Belgravia Group Financial Management, to market International Tax efficient funds to expatriates. Commencing in Jakarta and expanding into Kuala Lumpur, Singapore, Bangkok, Manila and Surabaya. By 1997 Belgravia was the most effective brokerage in Asia. Asia's currency crisis forced a wider thinking strategy with expansion into Caracas, Rio, Sao Paulo, Monterrey and Mexico City following on. In 2000, Belgravia Group completed four mergers with competitors and a consolidation of the position with South America's market lessening and the Middle East and Europe expanding.

Peter Smith has extensive experience in the global financial markets from front end client sales to the dealing floors of London. He is highly qualified to trade most instruments with a certain commercial eye; and in traded Equities, Fixed Interest, Government bonds, Euro Bonds, Options both Traded and Traditional as a Broker and made a market in Options in Engineers and FTSE 100. An entrepreneurial mind that has since, his trading days, created a magnificent business under his own steam over 23 countries personally handling the logistical set up of new country operations, initial sales, recruitment and training of new staff.

A highly motivated, high energy person who has successfully managed the transition from Trader to stockbroker to market maker to salesman to entrepreneur to business man with incredible ease and structure without impairing any potential a business may offer. He is a master at developing people, and creating a spirit within the management of a group.

JOSE M MELETH was elected a Director, Secretary and Chief Financial Officer Tally Ho Ventures Inc in May 2005.

Jose obtained his M Com and LL B degrees from Mahatma Gandhi University and LL M degree from University of Bombay and is a qualified accountant. Jose's accomplished finance career includes roles as auditor and counsel to the Ministry of Finance, Government of India. He has participated in the investigations for the Bombay Stock Exchange securities Division and acted as auditor in numerous securities transactions.

He joined Belgravia Intervest Group in 1998 as chief accountant and advanced to the post of CFO in 2000. Currently he is director of nine subsidiary companies based in several countries, overseeing the firm's finance, credit, operations, payroll, and lending areas. He also works closely with the CEO in developing and executing comprehensive business and financial management strategies required in accomplishing Tally Ho Ventures Inc's growth objectives. He is a member of International Bar Association, Institute of Directors, Chartered Insurance Institute, Association of International Accountants, Institute of Financial Consultants, Institute of Chartered Accountants and High Court of Kerala Advocates Association.

NIGEL GREGG On March 16 2006 Tally Ho Ventures announced that Mr. Nigel Greg will be appointed to the Board of Director and will assume the position of Chief Operating Officer. Mr. Gregg joins Tally Ho Ventures from Prudential International, where he was Head of Business Development responsible for promoting Prudential's business in Europe. He spent the last three years developing relationships with distributors on behalf of Prudential, in turn; these distributors now represent 40% of Prudential's international sales.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The following officers and directors have not filed a Form 4 to report their initial holdings of the securities of the Company; Peter Smith and Jose Meleth. They have not had any transactions reportable on any other form under Section 16(a) of the Securities Exchange Act of 1934.

Board Meetings and Committees

During the fiscal year ended December 31, 2005, the Board of Directors met on several occasions and took written action on numerous other occasions. The written actions were by unanimous consent. There are no committees of the Board.

ITEM 10:EXECUTIVE COMPENSATION

Executive Officers and Directors

None of our directors are subject to employment agreements or other compensation arrangements, and have not received any compensation during the fiscal year ending December 2005.

The Officer compensation was as follows;
Peter Smith     75,000. USD annual
Jose Meleth     50,000. USD annual

Board Compensation

Directors of the Company receive no compensation as a Director but they are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM 11:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 21, 2006, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of        Name and Address of     Amount and Nature of    Percent
Class           Beneficial Owner (1)    Beneficial Ownership    of Class (2)

Common          Peter Smith             1,876,745               23%
Common          Peter Ellery            1,876,745               23%

All other Officers and Directors as a group; 200,000 shares.

1. Unless noted otherwise, the address of each shareholder is c/o Tally Ho Ventures, Inc 115 route d'Arlon, L-8311 Capellen, Luxembourg

2. Based on 8,000,715 shares outstanding as of February 28, 2006.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Belgravia Intervest Group Limited: On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of Tally-Ho common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, ("Belgravia") a British Virgin Islands company. The transaction has been accounted for as a reverse merger.

Master Finance Holdings S A: On September 6, 2005 Tally-Ho Ventures, Inc. (the "Company") announced through a press release that it had signed a binding Letter of Intent to acquire Master Finance Europe, a private wealth management organization focused on the needs of mid-wealth families and individuals in Luxembourg, Belgium and France. The Letter of Intent contemplates the signing of a definitive share purchase agreement and the conduct of due diligence prior to the closing of the transaction. A copy of that press release was attached to a Form 8-K filed on September 12, 2005.

Protrust
--------
In November 2005 the Company entered into a Letter of Intent with ProTrust. The operations of PTPC are expected to become an operating subsidiary of Tally-Ho Ventures, with key members of the PTPC management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing.

ITEM 13:CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                TALLY-HO VENTURES INC


Dated:  March 28, 2006                  By:  /s/ Peter J Smith
                                        --------------------------
                                        Peter J Smith
                                        President and Director


In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated:  March 28, 2006                  By:  /s/ Jose M Meleth
                                        --------------------------
                                        Jose M Meleth
                                        Secretary, Chief Financial Officer,
                                        and Director

                             TALLY-HO VENTURES, INC.


                              FINANCIAL STATEMENTS


                           CONTENTS                               PAGE

         Tally-Ho Ventures, Inc., Report
         of Independent Auditors                                  F 1- 2

         Consolidated Balance Sheet as of December 31, 2005       F 3 - 4

         Consolidated Statements of Operations
         for the years ended December 31, 2005 and 2004           F 5 - 5

         Consolidated Statement of Stockholder's Equity
         for year ended December 31, 2005                         F 6 - 6

         Consolidated Statements of Cash Flows
         for the years ended December 31, 2005 and 2004           F 7 - 8

         Notes to the Consolidated Financial Statements           F 9 -17

         Certification pursuant to 18 U S C Section 1350          F 18-18

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tally Ho Ventures, Inc.
Delaware.


Dear Sirs,

We have audited the accompanying consolidated balance sheet of Tally Ho Ventures, Inc., as of December 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing principles. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Tally Ho Ventures, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 6 and 7 to the financial statements, the Company has sold out its interests in Belgravia Intervest Group Limited whose operations have contributed substantial amount of profit to the accounting period ended December 31, 2005. Management's plans regarding those matters are also described in Notes 6 and 7. The financial statements do not include any adjustments that might result from the outcome of the said sale, due to the fact that the related transactions happened in the year 2006.


Yours truly,



S/d Willem Van Cauter
Van Cauter - Snauwaert & Co Sarl
Chartered Auditors
43 Route d' Arlon
L-8009 Strassen
Luxembourg

March 27, 2006

                                                                             F 3


                              TALLY HO VENTURES INC
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005

ASSETS

       CURRENT ASSETS
                   Cash and Cash Equivalents                                          $617,586
                   Escrow Accounts                                                  $5,260,104
                   Sales Ledger Receivables                                         $2,523,119
                   Other Receivables                                                  $116,044
                   Accrued Income                                                      $14,614
                   Prepaid Expenses:
                      Advance Rent                                                      $2,403
       TOTAL CURRENT ASSETS                                                                             $8,533,870
                                                                                                        ----------

       Long-term Investments                                                                               $18,825
       Property-Plant and Equipment:
                   Furniture and Fittings                                                                  $58,497
                   Office Equipment                                                                        $97,378
       Intangible Assets net of amortization:
                Acquired Client Relationships                                       $3,716,698
                Goodwill                                                            $2,810,568          $6,527,266

TOTAL ASSETS                                                                                           $15,235,836
                                                                                                       -----------

LIABILITIES ANDSTOCKHOLDERS' EQUITY

       CURRENT LIABILITES
                   Escrow Accounts Payable                                          $5,116,062
                   Other Amounts Payable                                               $15,762
                   Commission Payable                                               $1,964,972
                   Income Tax payable                                                 $383,342
                   Taxes withheld from Employees                                        $9,226



                   Accrued Liabilities:
                      Salaries and Wages                                              $134,590
       TOTAL CURRENT LIABILITIES                                                                        $7,623,954
                                                                                                        ----------

       LONG-TERM LIABILITIES
                   Indemnity Fund                                                                          $49,808
                   Long-term Debts                                                                      $1,534,000

       TOTAL LIABILITIES                                                                                $9,207,762
                                                                                                        ----------

       Minority Interest                                                                                  $336,118

       CAPITAL STOCK

       Common Stock, par value $0.10 per share
       Authorized Shares:          75,000,000
       Issued Shares:               8,000,715                                           $0.001              $8,001
       Paid-in Capital                                                                                  $4,469,698
       Retained Earnings                                                                                $1,214,257

       TOTAL SHAREHOLDERS' EQUITY                                                                       $5,691,956

LIABILITIES AND SHAREHOLDERS' EQUITY                                                                   $15,235,836

                                                                             F 5

                              TALLY HO VENTURES INC
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                             December 31,           December 31,
                                                                2005                    2004

Commission and Advisory Fees Received                         $9,211,483
Commission Paid to Advisors                                (-$5,233,382)

Gross margin from operations                                  $3,978,101

Operating Expenses:
     Managerial Override                                     (-$320,482)
     Remuneration & Social Security                          (-$621,382)
     Administrative Expenses                               (-$1,134,876)
     Depreciation & Financial Expenses                        (-$97,352)            (-$33,670)

Income from operations                                        $1,804,009            (-$33,670)
Other Revenues/Gains:
     Interest revenue                                             $4,277
Provisions for Income Tax                                    (-$421,812)
Minority Interest                                             (-$83,598)

Net Profit                                                    $1,302,876            (-$33,670)

Retained Earnings January 1, 2005                            (-$110,378)            (-$76,708)
Eliminated upon capital reorganization                          $110,378
Transferred from subsidiaries                                    $16,401
Excess value of investment in subsidiary
written off                                                  (-$105,020)
Retained Earnings December 31, 2005                           $1,214,257           (-$110,378)

Income available to common shareholders                       $1,302,876            (-$33,670)

Basic income per share                                         $0.162845          (-$0.000750)

Weighted average of shares outstanding                           8000715              44915875

                                                                             F 6


                             TALLY HO VENTURES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                  Common Stock                    Paid-in         Retained           Total
                                                                                  Capital         Earnings           Equity
                                                Numbers           Amount          Amount           Amount            Amount

Balance at January 1, 2005                      44915875          $44,916          $55,297      (-$110,378)        (-$10,165)
                                                --------          -------          -------      -----------        ----------

Reduction or addition on reverse             (-44915875)       (-$44,916)       (-$55,297)         $110,378           $10,165
merger                                                                                             --------
Issue of re-structured common Stock              8000715           $8,001                                              $8,001
Paid in capital by acquisition of                                               $2,935,698                         $2,935,698
subsidiary Belgravia Intervest Group
Paid in capital by acquisition of                                               $1,534,000                         $1,534,000
subsidiary Master Finance Holdings
Retained Earnings transferred from                                                                  $16,401           $16,401
Master Finance Holdings
Excess value of the investments in
subsidiary                                                                                      (-$105,020)       (-$105,020)
Written off
Net profit for the year ended                                                                    $1,302,876        $1,302,876
December 31, 2005
Balance at December 31, 2005                     8000715           $8,001       $4,469,698       $1,214,257        $5,691,956
                                                 -------           ------       ----------       ----------        ----------

                                                                             F 7

                              TALLY HO VENTURES INC
                       CONSOLIDATED STATEMENT OF CASHFLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                             December 31,          December 31,
                                                                                2005                  2004
CASH FLOWS
FROM OPERATING ACTIVITIES

Net Income:                                                                     $1,302,875             (-$33,670)
Adjustments to reconcile net income/loss to net cash provided by operating activities

Imputed interest on notes to shareholders                                                                    $491
Uncompensated services from management                                                                    $10,470
Increase in Accounts Payable                                                    $1,951,973                $12,690
Increase in Escrow Accounts Payable                                             $5,116,061
Increase in Other Payables                                                         $15,762
Increase in Income Tax Payable                                                    $383,342
Increase in Tax withheld from Employees                                             $9,226
Increase in Accrued Liabilities                                                   $134,590
Increase in Accounts Receivables                                             (-$2,523,118)
Increase in Accrued Income                                                      (-$14,614)
Increase in Escrow Accounts                                                  (-$5,260,104)
Increase in Other Receivables                                                  (-$116,044)
Increase in Pre-paid Expenses                                                    (-$2,403)

NET CASH USED                                                                     $997,546             (-$10,019)
IN OPERATING ACTIVITIES

CASH FLOWS
FROM NON-OPERATING ACTIVITIES

Increase in Long-term loans                                                     $1,534,000
Increase in Indemnity Fund                                                         $49,808
Increase in Long Term Investments                                               (-$18,825)
Increase in Fixed Assets                                                       (-$155,875)
Increase in Intangible Assets                                                (-$6,527,266)
Decrease in Notes Payable to Shareholders                                        (-$6,468)


Decrease in Common Stock                                                        (-$36,915)
Increase in Paid in Capital                                                     $4,414,401
Decrease in Accumulated Deficit                                                   $110,378
Increase in Retained Earnings                                                     -$88,618
Proceeds from notes payable to shareholders                                                                $1,650
Payments on notes payable to shareholders                                                               (-$2,596)
Stock issued for Cash                                                                                     $42,500
Stock returned and cancelled cash returned                                                             (-$28,500)
Increase in Minority Interest                                                     $336,118

NET CASH USED                                                                  (-$389,263)                $13,054
IN NON OPERATING ACTIVITIES

Net change in cash and cash equivalents                                           $608,283                 $3,035

Cash and cash equivalents                                                           $9,303                 $6,268
at beginning of period

Cash and cash equivalents at end of period                                        $617,586                 $9,303


                                                                             F 9

                             TALLY HO VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the provider' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.). The receivables are from banking and non banking financial institutions and therefore, historically bad debts are negligible.

As of December 31, 2005, the Company did not establish any reserve for doubtful accounts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Tally Ho Ventures, Inc. depreciates its property and equipment as follows:

Financial statement reporting - straight line method as follows:

     Furniture and Fixtures         5 years
     Office Equipment               5 years

LONG-LIVED ASSETS

Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

None of the assets reported in the above financial statements require to be reviewed as a long living asset.

NET LOSS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

REVENUE AND COMMISSION EXPENSE RECOGNITION

Income from financial services was recognized after the client received his policy documents from the product provider and the cooling of period or 31 days are over.

Income from residuals was recognized when the residual payment is actually received.

The Company recognized commissions owed upon the actual receipt of payment on the related transaction.

PRINCIPLES OF CONSOLIDATION

The Company consolidates all non-variable interest entities in which it holds a greater than 50% voting interest, except for immaterial seed money investments in mutual and hedge funds, which are accounted for as trading securities. Entities in which the Company holds a greater than 20%, but less than 50% voting interest, are accounted for under the equity method. Additionally, other investments in hedge funds in which the Company holds an interest that is less than 50% are accounted for under the equity method. All other investments are accounted for under the cost method where the Company owns less than a 20% voting interest and does not exercise significant influence, or as Available-for-Sale or trading securities, as applicable.

The Company also consolidates all variable interest entities (VIEs) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46). The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity's equity. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary, which means that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual return, or both.

Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 140) are not consolidated. Such QSPEs included a securitization trust containing a majority of the Company's rated collateralized debt obligations (CDOs) for which the Company sold all of its retained interests in 2005. See Note 4 for more information. Other entities where the Company has an interest, is the sponsor or transferor are evaluated using the control, risk and reward criteria as outlined under U.S. generally accepted accounting principles (GAAP).

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

ADVERTISING

Tally Ho Ventures, Inc., and subsidiaries expenses all advertising as incurred.

NOTE 2: RELATED PARTY TRANSACTIONS

Minority interest represents 15% equity held by La Financiere Wolf Sarl, a company owned by Mr. Emanuel Wolf, Managing Director of Master Finance Holdings S A, in the company Master Finance Europe S A, an 85% subsidiary of Master Finance Holdings S A.

NOTE 3: PAYABLES

Payables are commission payments outstanding to the agents of the Subsidiaries' on business introduced by them and other funds pending completion of transactions. The Company does not pay interest on credit balances payable to brokers or agents.

NOTE 4: INCOME TAX

Belgravia Intervest Group Limited is not subject to taxation as its operating offices are based in tax exempted countries. All amounts referring to income tax are related to Master Finance Holdings S A and its subsidiaries, and are payable in the Grand Duchy of Luxembourg and Belgium.

As per the Delaware Tax Laws, the Company is not liable to pay any income tax in Delaware or in United States due to the fact that the Company is operating from outside United States.

NOTE 5: STOCKHOLDERS' EQUITY

COMMON STOCK

The holders of the Company's common stock are entitled to one vote per share of common stock held.

STOCK SPLIT

On May 9, 2005, the Company underwent a 1 for 30, reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented.

ACQUISITIONS

On May 12, 2005, the Company exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, a British Virgin Islands company. As a result of this reverse merger, Belgravia Intervest Group Limited became the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

On September 27, 2005 the Company entered into entered in to a purchase agreement for acquisition of 100% of the ownership interest in Master Finance Holdings S A, a Luxembourg based company. The acquisition took place with effect from October 1, 2005 and the financial results of Master Finance Holdings S A and its subsidiaries for the period October 1, 2005 to December 31, 2005 are consolidated to the financial statements of the Company.

NOTE 6: SUBSEQUENT EVENTS

On December 15, 2005, the Company entered into a franchising agreement with Affinity Trust of its non-European distribution arm for a period of 5 years with an option to acquire at the end of the franchising period. The Company through the operations of Master Finance Holdings S A is now positioned to become a dominant force in the European financial services markets. The areas that have been franchised to Affinity Trust are outside the European Union which otherwise would have conflict of interest with the operations of Master Finance S A and other entities, that the Company is planning to acquire. The franchise agreement calls for the payment of $100,000 per calendar month, until maturity. Affinity Trust is a private wealth management firm with offices in a number of countries. They are committed to developing the international markets and see incredible potential in the third world for financial services as those countries start to develop and expand. Their current focus is the expatriate employee and their longer term strategy sees this developing 4 fold over the next 2 years.

In the year 2006, the Company has franchised the operations of Belgravia Intervest Group Limited to Affinity Group as per the agreement dated December 15, 2005 and later sold the ownership rights to Amalgamated Holdings S A due to conflict of interest between the Company's future development plans and the operations of Belgravia Intervest Group Limited. The monthly payment of $100,000 shall continue to be received by the Company directly from Affinity Trust until the maturity of the Franchise agreement and each installment shall be appropriated towards the sale proceeds of Belgravia Intervest Group Limited to Amalgamated Holdings S A. However, for the purpose of the financial year 2005, the revenue from Belgravia Intervest Group Limited has been considered as income from continuing operations, and the discontinuation shall take effect from the year 2006 onwards.

NOTE 7: MANAGEMENT'S DISCUSSION ON FUTURE OPERATIONS

On November 29 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest of ProTrust Private Clients S.A. ProTrust was originally established in 1992, the company transformed itself into an authorized Fiduciary (Trust) in August 1996 as ProTrust Switzerland SA, the name changed to ProTrust Private Clients SA (PTPC) in February 2001, as part of a group re-branding exercise. ProTrust was set up specifically to manage leveraged With-Profits investments for high net worth investors, under the terms of a Discretionary Management Agreement. Over the last nine years, PTPC has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. ProTrust is a fully authorized fiduciary company, subject to the regulatory control of the Swiss Cantonal Government. As such PTPC is able to offer the full range of services to clients including: full discretionary management, holding clients assets in the company's name, and trading for clients over a wide range of assets including investments and real estate

ProTrust has been subject to regular regulatory inspections by KPMG on behalf of the OAD - FCT and no regulatory issues have been raised.

ProTrust has successfully acted as an interface between UK and international life offices and independent intermediaries in Italy, Switzerland and the Far East and is regarded as one of the founders of leveraged With-Profits business. PTPC has managed this type of business successfully for over a decade. Success has come through specialization and concentration on a niche product and by providing services for investors and distributors.

Having been established for some years in the market the management and support team is extremely competent and very experienced. PTPC is very cost effective, as it is able to manage a large portfolio without the need for large numbers of staff. Under the terms of the letter of intent, the operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, Inc. with key members of the ProTrust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing.

On March 16, 2006 the Company announced that Mr. Nigel Greg will be appointed to the board of directors and will assume the position of chief operating officer. Mr. Gregg joins the Company from Prudential International, where he was head of business development responsible for promoting Prudential's business in Europe. He spent the last three years developing relationships with distributors on behalf of Prudential, in turn; these distributors now represent 40% of Prudential's international sales.

NOTE 8:  EMPLOYEE STOCK PLAN

The Company currently doesn't have any stock option plan. However the management has plans to introduce stock option scheme later in the year 2006.

NOTE 9:  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. The value of goodwill is taken from the audited accounts of the subsidiaries and management completed goodwill impairment test during the year ended December 31, 2005 and the values shown are after deduction of all applicable impairments.

Acquired client relationship is valued at the net realizable value of the clientele of Belgravia Intervest Group Limited at the year end and has been actually realized subsequently at the time of sale of the subsidiary business as per Note 6 above. Due to the fact that the book value has been realized on a subsequent date, the book value is taken as fair value and the management has not depleted the book value appearing on the books of the subsidiary.


NOTE 10: FOREIGN CURRENCY TRANSLATION

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholders' equity. Revenues and expenses are translated at the average month end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenues in the Company's Consolidated Statements of Income.

NOTE 11: ESCROW ACCOUNTS

Escrow accounts are the monies held on behalf of the clients to be paid out towards premium or investments as per their direction. The variance between escrow accounts and payables on escrow accounts represent the unrealized interest and amounts advanced by the Company to the escrow accounts for meeting the payments in time, but could not be separated in the reporting year.

                                                                            F 18

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Tally Ho Ventures, Inc. (the "Company") for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Peter J Smith, as Chief Executive Officer of the Company, and Jose M Meleth as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



S/d Peter Smith
Name:    Peter J Smith
Title:   Chief Executive Officer
Date:    March 28, 2006



S/d Jose Meleth
Name:    Jose M Meleth
Title:   Chief Financial Officer
Date:    March 28, 2006


[A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.]

[The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, and is not being "filed" as part of the Form 10-K or as a separate disclosure document for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that this Exhibit is expressly and specifically incorporated by reference in any such filing.]

28th March 2006

M/s. Van Cauter - Snauwaert & Co Sarl
Bureau de Reviseurs d'Entreprises
43, Route d'Arlon
L-8009 Strassen

                       CODE OF BUSINESS CONDUCT AND ETHICS
                                       OF
                               TALLY HO VENTURES.


                                            EFFECTIVE DATE:     October 12, 2005

                                  INTRODUCTION

Tally Ho Ventures. expects that directors, officers and employees will conduct themselves ethically and properly as a matter or course and comply with the guidelines set forth below.

This Code of Business Conduct and Ethics (this "Code") is prepared, in large part, due to the requirements of the Sarbanes-Oxley Act of 2002 and rules of New York Stock Exchange, NASD Stock Market and/or any exchange upon which the Company's stock may be traded and is applicable to Tally Ho Ventures. and all direct and indirect U.S. Subsidiaries (hereinafter referred to collectively as the "Company"). Directors, officers and employees of foreign subsidiaries are also expected to act properly and consistent with country-specific guidelines developed for such subsidiaries.

This Code exists to provide the Company's directors, officers, employees, shareholders, suppliers and members of the general public with an official statement as to how the Company conducts itself internally and in the marketplace and certain standards that the Company shall require of its directors, officers and employees.

The Company's Compliance Officer on the Effective Date of this Code is Peter Smith and the term "Compliance Officer", as used in this Code, refers to the Company's current Compliance Officer and any subsequent person appointed to that office.

PURPOSE

This Code is intended to provide a codification of standards that is reasonably designed to deter wrongdoing and to promote the following:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company;

     o    Compliance with applicable governmental laws, rules and regulations;

     o The prompt internal reporting to an appropriate person or persons identified in this Code for violations of this Code; and

     o    Accountability for adherence to this Code.

SCOPE

This Code applies to the Company's Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions as well as to all directors, officers and employees of the Company. As used herein, the term "employees" shall be deemed to include each of the foregoing persons unless specifically stated otherwise or unless the context clearly indicates otherwise.

POLICY PROVISIONS

Under this Code, all directors, officers (including the Company's Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions) and employees are expected to conduct business for the Company in the full spirit of honest and lawful behavior and shall not cause another director, officer, employee or non-employee to act otherwise, either through inducement or coercion.

I.      CONFLICTS OF INTEREST AND OTHER MATTERS

Conflicts of interest may arise when an employee's position or responsibilities with the Company present an opportunity for personal gain apart from the normal compensation provided through employment. The following guidelines are provided:

A.      PROTECTION AND PROPER USE OF COMPANY FUNDS AND ASSETS

The assets of the Company are much more than its properties, facilities, equipment, corporate funds and computer systems; they include technologies and concepts, business strategies and plans, as well as information about its business. These assets may not be improperly used and/or used to provide personal benefits for employees. In addition, employees may not provide outside persons with assets of the Company for the employee's personal gain or in such a manner as to be detrimental to the Company. Employees should protect the Company's assets and ensure their efficient and proper use. Theft, carelessness and waste have a direct impact on the Company's profitability. All Company assets should be used for legitimate business purposes.

B.      CONFIDENTIAL INFORMATION

As part of an employee's job, he/she may have access to confidential information about the Company, its employees, agents, contractors, customers, suppliers and competitors. Unless released to the public by management, this information should not be disclosed to fellow employees who did not have a business need to know or to non-employees for any reason, except in accordance with established corporate procedures. Confidential information of this sort includes, but is not limited to, information or data on operations, business strategies and growth, business relationships, processes, systems, procedures and financial information.

C.      OUTSIDE FINANCIAL INTERESTS INFLUENCING AN EMPLOYEE'S DECISIONS OR
        ACTIONS

Employees should avoid any outside financial interest that might influence their decisions or actions on matters involving the Company or its businesses or property. Such interests include, among other things: (i) a significant personal or immediate family interest in an enterprise that has significant business relations with the Company; or (ii) an enterprise or contract with a supplier, service-provider or any other company or entity where the employee or a member of the immediate family of the employee is a principal or financial beneficiary other than as an employee. All such interests should be disclosed by the employee to the Company's Compliance Officer.

D.      OUTSIDE ACTIVITIES HAVING NEGATIVE IMPACT ON JOB PERFORMANCE

Employees should avoid outside employment or activities that would have a negative impact on their job performance with the Company, or which are likely to conflict with their job or their obligations to the Company.

E.      BUSINESS OPPORTUNITIES; COMPETITIVE INTERESTS; CORPORATE OPPORTUNITIES

No employee may enter into any contract or arrangement, own any interest or be a director, officer or consultant in or for an entity which enters into any contract or arrangement (except for the ownership of non-controlling interests in publicly-traded entities) with the Company for the providing of services to the Company unless and until the material facts as to the relationship or interest and the contract or transaction are fully disclosed to the Company's Compliance Officer and, if approved by the Company, the Company's Compliance Officer shall provide written confirmation of the approval of said contract or transaction.

Employees owe a duty to the Company to advance its legitimate interests when the opportunity arises to do so. Employees should refrain from and shall be prohibited from: (i) taking for themselves or for their personal benefit opportunities that could advance the interests of the Company or benefit the Company when such opportunities are discovered through the use of Company property, information or position; (ii) using Company property, information or position for personal gain; or (iii) competing with the Company.

II.     DEALING WITH SUPPLIERS, CUSTOMERS AND OTHER EMPLOYEES

The Company obtains and keeps its business because of the quality of its operations. Conducting business, however, with other employees, suppliers and customers can pose ethical or even legal problems. The following guidelines are intended to help all employees make the appropriate decision in potentially difficult situations.

A.      BRIBES AND KICKBACKS

No employee of the Company may ever accept or pay bribes, kickbacks or other types of unusual payments from or to any organization or individual seeking to do business with, doing business with or competing with the Company.

B.      GIFTS

Employees may accept gifts or entertainment of nominal value as part of the normal business process if public knowledge of the employee's acceptance could cause the Company no conceivable embarrassment. Even a nominal gift and/or entertainment should not be accepted if it might appear to an observer that the gift and/or entertainment would influence the employee's business decisions. The term "nominal value" applies to the amount of the gift and/or its frequency; i.e., frequent gifts, even if of nominal value, are unacceptable. The term "entertainment" includes, but is not limited to, meals, charitable and sporting events, parties, plays and concerts. If you have any questions about the acceptance of entertainment or gifts, ask the Company's Compliance Officer for advice.

C.      TRAVEL AND ENTERTAINMENT EXPENSES

Employees must comply with the Company's policy on travel and entertainment expenses as set forth in the Company's policies and procedures, as the same may be amended or supplemented from time to time.

D.      RELATIONS WITH GOVERNMENT PERSONNEL

The Company will not offer, give or reimburse expenses for entertainment or gratuities (including transportation, meals at business meetings or tickets to sporting or other events) to government officials or employees who are prohibited from receiving such by applicable government regulations.

E.      PAYMENTS TO AGENTS, CONSULTANTS, DISTRIBUTORS, CONTRACTORS

Agreements with agents, sales representatives, distributors, contractors and consultants should be in writing and should clearly and accurately set forth the services to be performed, the basis for earning the commission or fee involved and the applicable rate or fee. Payments should be reasonable in amount and not excessive in light of the practice in the trade and commensurate with the value of services rendered.

F.      FAIR DEALING

Each employee should endeavor to deal fairly with the Company's customers, suppliers, competitors and other employees.

III.    BOOKS AND RECORDS

False or misleading entries shall not be made in any reports, ledgers, books or records of the Company nor shall any misrepresentation be made regarding the content thereof. No employee may engage in an arrangement that in any way may be interpreted or construed as misstating or otherwise concealing the nature or purpose of any entries in the books and records of the Company. No payment or receipt on behalf of the Company may be approved or made with the intention or understanding that any part of the payment or receipt is to be used for a purpose other than that described in the documents supporting the transaction.

IV.     COMPETITIVE PRACTICES

In business, it is inevitable that the Company and its competitors will meet and talk from time to time; this is neither against the law nor to be avoided. What will not be tolerated is collaboration with competitors in violation of the law on such things as pricing, production, marketing, inventories, product development, sales territories and goals, market studies and proprietary or confidential information.

As a vigorous competitor in the marketplace, the Company seeks economic knowledge about its competitors; however, it will not engage in illegal acts to acquire a competitor's trade secrets, financial data, information about company facilities, technical developments or operations.

V.      POLITICAL ACTIVITIES & CONTRIBUTIONS

The Company encourages each of its employees to be good citizens and to participate in the political process. Employees should, however, be aware that:
(1) federal law and the statutes of some states in the U.S. prohibit the Company from contributing, directly or indirectly, to political candidates, political parties or party officials; and (2) employees who participate in partisan political activities should ensure that they do not leave the impression that they speak or act for the Company.

VI.     COMPLIANCE WITH LAWS, RULES AND REGULATIONS

The Company proactively promotes compliance by all employees with applicable laws, rules and regulations of any governmental unit, agency or divisions thereof and the rules and regulations of the New York Stock Exchange, The NASD Stock Market and/or any exchange upon which the Company's stock may be traded. The Company requires its employees to abide by the provisions of applicable law on trading on inside information and all employees of the Company are directed to refrain from trading in the Company's stock based on inside information. The Company requires its employees to abide by applicable law and the Company's procedures with respect to periods of time within which all or some cross-section of the Company's employees will be prevented from trading in the Company' stock. The Company requires its employees to abide by applicable law and the Company's policies with respect to disclosures of material non-public information (Regulation FD).


VII. PROTECTION OF EMPLOYEES FROM REPRISAL FOR WHISTLEBLOWING "WHISTLEBLOWING POLICY")

A.      PURPOSE

To encourage employees to report Alleged Wrongful Conduct.

To prohibit supervisory personnel from taking Adverse Personnel Action against a Company employee as a result of the employee's good faith disclosure of Alleged Wrongful Conduct to a Designated Company Officer or Director or to the Company's Audit Committee. An employee who discloses and subsequently suffers an adverse Personnel Action as a result is subject to the protection of this Whistle blowing Policy.

B.      APPLICABILITY

All employees of the Company who disclose Alleged Wrongful Conduct, as defined in this Whistle blowing Policy, and, who, as a result of the disclosure, are subject to an Adverse Personnel Action.

C.      WHISTLEBLOWING POLICY

All employees of the Company are encouraged promptly to report Alleged Wrongful Conduct. No Adverse Personnel Action may be taken against a Company employee in Knowing Retaliation for any lawful disclosure of information to a Designated Company Officer or Director or to the Company's Audit Committee, which Information the employee in good faith believes evidences: (i) a violation of any law; (ii) fraudulent or criminal conduct or activities; (iii) questionable accounting or auditing matters or matters; (iv) misappropriation of Company funds; or (v) violations of provisions of this Code (such matters being collectively referred to herein as "Alleged Wrongful Conduct").

No supervisor, officer, director, department head or any other employee with authority to make or materially influence significant personnel decisions shall take or recommend an Adverse Personnel Action against an employee in Knowing Retaliation for disclosing Alleged Wrongful Conduct to a Designated Company Officer or Director or to the Company's Audit Committee.

D.      DEFINITIONS

In addition to other terms as defined above, the terms set forth on EXHIBIT A attached hereto shall have the meanings set forth thereon for purposes of this Whistle blowing Policy.

E.      MAKING A DISCLOSURE

An employee who becomes aware of Alleged Wrongful Conduct is encouraged to make a Disclosure to a Designated Company Officer or Director or to the Company's Audit Committee as soon as possible.

F.      LEGITIMATE EMPLOYMENT ACTION

This Whistle blowing Policy may not be used as a defense by an employee against whom an Adverse Personnel Action has been taken for legitimate reasons or cause. It shall not be a violation of this Whistle blowing Policy to take Adverse Personnel Action against an employee whose conduct or performance warrants that action separate and apart from the employee making a disclosure.

G.      WHISTLEBLOWING STATUTES

An employee's protection under this Whistle blowing Policy is in addition to any protections such employee may have pursuant to any applicable state or federal law and this Whistle blowing Policy shall not be construed as limiting any of such protections.

VIII. AUDIT COMMITTEE PROCEDURES - RECEIPT, RETENTION AND TREATMENT OF COMPLAINTS REGARDING ACCOUNTING, INTERNAL ACCOUNTING CONTROLS OR AUDITING MATTERS

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's Audit Committee (and in absence of an Audit Committee, the Company's Board of Directors) has established the following procedures for the receipt, retention and treatment of complaints by Company employees regarding the Company's accounting, internal accounting controls or auditing matters.

A.      PURPOSE

To promote and encourage Company employees to report complaints, problems or questionable practices relative to accounting, internal accounting controls or auditing matters (collectively referred to herein as "Accounting Concerns").

B.      APPLICABILITY

All employees of the Company.

C.      PROCEDURES

Any Company employee who has, knows of or has reason to know or suspect the existence of any Accounting Concern is encouraged to report such Accounting Concern, promptly and in writing, to the Company's Compliance Officer and the Audit Committee (and in the absence of the Audit Committee, the Company's Board of Directors) at the following address:

Compliance Officer
Tally Ho Ventures.
115 route d' Arlon, L-8311
Capellen
Luxembourg

with a copy to:

Chairman of the Board of Directors
Tally Ho Ventures.
115 route d' Arlon, L-8311
Capellen
Luxembourg

Submissions by Company employees of Accounting Concerns may be signed by the employee or may be anonymous. Submissions by Company employees of Accounting Concerns should be sufficiently detailed so as to provide the necessary information to the Company's Audit Committee as to the nature of the Accounting Concerns, the violation or potential violation of any federal or state law or regulation or the nature of any questionable accounting or auditing practice or matter. Company employees are encouraged to include as much factual data as possible in any submissions of Accounting Concerns and Company employees shall not utilize the submission of an Accounting Concern for the sole purpose of harassing another Company employee or officer. Submissions by Company employees of Accounting Concerns shall be copied by the Compliance Officer's Administrative Assistant and retained in a file entitled "Accounting Concerns Report File" to be kept separate from the files of the Company's Accounting Department.

The Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) shall review and investigate or cause to be investigated each submission by Company employees of Accounting Concerns that suggests any violation of Company policies, violation of any federal or state laws or regulations or any questionable accounting or auditing practice or matter. The Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) may utilize the services of the Company's outside legal counsel in any such investigations. In the event the Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) shall determine that any Accounting Concern is of sufficient veracity and significance so as to mandate any action by the Company, the Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) shall report the Accounting Concern to the Audit Committee and, if necessary, to the Company's Board of Directors with a recommendation as to specific action to be taken. In extreme cases where an Accounting Concern has been reported that involves a violation or potential violation of federal or state laws or regulations and the Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) has determined that such report is accurate or that sufficient evidence exists to create a significant concern as to whether such violation has occurred or will occur, the Chairman of the Audit Committee (or in the absence of an Audit Committee, the Chairman of the Board of Directors) may report such Accounting Concern to the appropriate government authority.

D.      PROTECTIONS

Company employees who submit reports of Accounting Concerns shall be entitled to the protection of the Whistle blowing Policy set forth above.

IX.     PUBLIC COMPANY REPORTING

As a public company, it is important that the Company's filings with the SEC and other public disclosures of information be complete, fair, accurate and timely. An employee, officer or director of the Company may be called upon to provide necessary information to ensure that the Company's public reports are complete, fair and accurate. The Company expects each Company employee, officer and director to take this responsibility seriously and to provide prompt, complete, fair and accurate responses to inquiries with respect to the Company's public disclosure requirements. With respect to the Company's employees, officers and directors who may be participating in the preparation of reports, information, press releases, forms or other information to be publicly disclosed through filings with the SEC or as mandated by the SEC, such employees, officers and directors are expected to use their diligent efforts to ensure that such reports, press releases, forms or other information are complete, fair, accurate and timely.

X.      COMPLIANCE AND DISCIPLINE

All Company employees are required to comply with this Code. Employees are expected to report violations of this Code and assist the Company, when necessary, in investigating violations. All department heads, managers and supervisors are charged with the responsibility of supervising their employees in accordance with this Code.

Failure to comply with this Code will result in disciplinary action that may include suspension, termination, referral for criminal prosecution and/or reimbursement to the Company for any losses or damages resulting from the violation. The Company reserves the right to terminate any employee immediately for a single violation of this Code.

All employees of the Company may be asked from to time to reaffirm their understanding of and willingness to comply with this Code by signing an appropriate certificate (see Appendix A).

XI.     ADOPTION, AMENDMENT AND WAIVER

A.      ADOPTION AND AMENDMENT

This Code has been adopted by the Company's Board of Directors and may be changed, altered or amended at any time. The interpretation of any matter with respect to this Code by the Board of Directors shall be final and binding.

B.      WAIVER

Waivers of the provisions of this Code may be granted or withheld from time to time by the Company in its sole discretion. Waivers are only effective if set forth in writing after full disclosure of the facts and circumstances surrounding the waiver. Waivers for the benefit of directors and executive officers must be approved by the Board of Directors and will be publicly disclosed by the Company. All other waivers may be approved by the Compliance Officer and may be publicly disclosed by the Company.

NO EMPLOYMENT CONTRACT

Nothing contained herein shall be construed as limiting the Company's right to terminate an employee immediately for any reason. This Code does not provide any guarantees of continued employment, nor does it constitute an employment contract between the Company and any employee.

APPENDIX A

                               EMPLOYEE STATEMENT

I acknowledge having received a copy of the Company's Code of Business Conduct and Ethics. I have read it completely and I understand that the Code applies to me. I understand the Code does not constitute an employment contract and I agree to comply fully with each of the provisions of the Code, including such changes to the Code as the Company may announce from time to time. I have reviewed with my department head or the Compliance Officer any matters concerning ownership or other activities which are required to be disclosed to the Company by the Code.

Employee Name _________________________________________________

Employee Signature ____________________________________________

Date __________________________________________________________


                                    EXHIBIT A
                                    ---------

                     DEFINED TERMS -- WHISTLEBLOWING POLICY

1. "Adverse Personnel Action": an employment-related act or decision or a failure to take appropriate action by a supervisor or higher level authority which affects an employee negatively as follows:

        (a) Termination of employment;
        (b) Demotion;
        (c) Suspension;
        (d) Written reprimand;
        (e) Retaliatory investigation;
        (f) Decision not to promote;
        (g) Receipt of an unwarranted performance rating;
        (h) Withholding of appropriate salary adjustments;

        (i) Elimination of the employees' position, absent an overall reduction in work force, reorganization, or a decrease in or lack of sufficient funding, monies, or work load; or
        (j) Denial of awards, grants, leaves or benefits for which the employee is then eligible.

2. "Disclosure": oral or written report by an employee to a Designated Company Officer or Director or to the Company's Audit Committee of Alleged Wrongful Conduct.

3. "Knowing Retaliation": An Adverse Personnel Action taken by a supervisor or other authority against an employee where such employee's prior disclosure of Alleged Wrongful Conduct is a direct or indirect reason or basis for the Adverse Personnel Action.

4. "Designated Company Officer or Director": The Company's Compliance Officer, any executive officer of the Company of the level of Senior Vice President or above and any member of the Company's Board of Directors.

EXHIBITS;

1.      Auditors Engagement Letter
2.      Auditors Representation Letter
3.      Affinity Franchise Agreement
4.      ProTrust Heads of Terms Agreement
5.      TLYH loan from Winterman

                                   EXHIBIT 1;

Dear Sirs,

Related to the execution of your mission as auditor of the consolidated accounts as per December 31st 2005, you have asked us to confirm certain declarations made during our mission.

We acknowledge our responsibility for the fair presentation of the financial statements in accordance with the US GAAP.

We confirm, to the best of our knowledge and belief, the following representations:

1.      Annual accounts

The annual accounts as per December 31st 2005 of Tally Ho Ventures Inc., dressed up under the responsibility of the Board of Directors, are a presentation of all assets and liabilities of the Company as per December 31zt 2005. All necessary provisions for any due charges, taxes and/or income of any kind are accounted for.

2.      Minutes and Contracts

We have made available to you all significant contracts and agreements and all minutes of the meeting of shareholders and directors or summaries of actions of recent meetings for which minutes have not yet been prepared. We have complied with all aspects of contractual agreements that would have a material effect on the financial statements in the events of non-compliance.

3.      Ownership and Pledging of Assets

The Company has satisfactory title to all assets appearing in the balance sheet; all assets to which the Company has satisfactory title appear in the balance sheet. There are no liens or encumbrances on assets nor have any assets been pledged.

4.      Related Party Transactions

Transactions with related parties and related amounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, guarantees, etc. have been properly recorded or disclosed in the financial statements.

5.      Arrangements with Financial Institutions

Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements have been properly recorded or disclosed in the financial statements.

6.      Contingent Liabilities

There are no contingent liabilities, unasserted claims of assessments, other than those disclosed in the financial statements and as mentioned in the letter of the lawyer. There are no other material liabilities or gain or loss contingencies that are required to be accrued or disclosed in the financial statements.

7.      Purchase and Sales Commitments

At the balance sheet date, the Company has no purchase commitments for inventories in excess of normal requirements or at prices that were in excess of market at that date, and no important sales commitments that is unable to fulfil or that were at prices less than costs in inventories or expected costs to purchase of manufacture.

There were no agreements or commitments to repurchase assets previously sold. There were no material commitments outstanding at the balance sheet date for future contracts, short sales, hedge transactions, etc.

8.      Internal Control / Irregularities and Conflicts of Interest

There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.

There have been no irregularities involving management or employees who have significant roles in the internal control structure. There have been no irregularities involving other employees that could have a material effect on the financial statements.

There are no instances where any officer or employee of the Company has an interest in a company with which the Company does business that would be considered a "conflict of interest". (Such an interest would be contrary to Company policy).

9.      Subsequent Events

No events or transactions have occurred since the balance sheet date or are pending that would have a material effect on the financial statements at the date or for the period then ended, or that are of such significance in relation to the Company's affairs to require mention in a note to the financial statements in order to make them not misleading regarding the financial position, results of operations or cash flows of the Company.
Yours very truly,

Tally Ho Ventures Inc.
/s/Jose Meleth
--------------
Jose Meleth
Chief Financial Officer

                                    EXHIBIT 2

                         Van Cauter-Snauwaert & Co Sarl
                                Route d'Arlon 43
                                 L-8009 STRASSEN

--------------------------------------------------------------------------------

To  the Board of Directors of
Tally Ho Ventures Inc.


                                                       Strassen, March 1st, 2006

Dear Sirs,

The purpose of this letter is to set out the general terms and conditions governing the execution of our engagement.

1.  Scope and terms of our engagement
    ---------------------------------

We have been appointed by the Board of Directors of Tally Ho Ventures Inc. ("the Company") to act as Reviseurs d'Entreprises for the purposes of the following engagement:
     -- audit of the consolidated accounts of the Company for the year ending December 31st 2005

We will conduct our engagement in accordance with International Standards on Auditing ("ISA") as published by the International Federation of Accountants ("IFAC") together with Luxembourg legislation and the Practice Guidelines ("recommandations professionnelles") issued by the "Institut des Reviseurs d'Entreprises" (IRE).

The audit work which we shall perform will include such tests and enquiries as we consider necessary for the purposes of our audit and will include an assessment of the Company's accounting system and system of internal control. We will plan and execute our audit so as to obtain reasonable assurance about whether the annual accounts are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the annual accounts.

An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors, as well as evaluating the overall accounts presentation. Information may also be collected from third parties. We expect where appropriate to issue a separate letter of recommendation addressed to the Board of Directors.

Because of the test nature and other inherent limitations of an audit, together with the inherent limitations of any accounting and internal control system, there is an unavoidable risk that even some material misstatements may remain undiscovered. Responsibility for the preparation of the annual accounts is that of the Board of Directors. This includes the maintenance of adequate accounting records and internal controls, the selection and application of accounting policies, and the safeguarding of the assets of the Company.

In the same way, responsibility for the prevention and detection of irregularities lies with the Board of Directors. It is not the purpose of our audit engagement to detect instances of fraud or error, nor any other specific anomalies. We shall endeavour, however, to plan our audit so as to be reasonably assured of detecting any material misstatements due to irregularities in the annual accounts and supporting documentation. The Shareholders and the Board of Directors should not assume that instances of fraud or error will be detected during the course of our audit.

2.  Company's duty to inform and assist the "reviseur d'entreprises"
    ----------------------------------------------------------------

It is your duty to take appropriate action to ensure that all documents necessary for the conduct of our engagement are made available to us without restriction and in a timely manner, and that we are informed of all facts or circumstances, which may be of importance for the proper execution of our audit. The same considerations shall apply to documents, facts and circumstances whose existence only becomes known after the date of our appointment but before the date of issue of the related report or opinion.

By virtue of the Law of 11 August 1998 on the incrimination of organised crime and of the offence of money laundering, amending, inter alia, the Law of 28 June 1984 on the profession of Reviseur d'entreprises, and under the terms of the IRE Practice Guideline issued pursuant thereto, it is your duty to inform us of the identity of the ultimate beneficial owner(s) of your Company and of any changes in ultimate beneficial ownership.

To facilitate our audit work, we shall request access to all documents or attached statements required to be appended to the annual accounts. We are also entitled to be notified of and to attend all general meetings of the Shareholders of the Company and, where applicable, meetings of the Board.

We look forward to the full cooperation of your staff in connection with our audit work.

3.  Audit report
    ------------

Our audit report to the Shareholders of the Company will state whether, in our opinion, the annual accounts give, in conformity with the legal and regulatory requirements in Luxembourg, a true and fair view of the assets, liabilities and financial position of the Company at December 31st 2005 and of the results of its operations for the year 2005 then ended and whether the directors' (management) report is consistent with the annual accounts.

We shall accept liability only for the observations and opinions stated in our final written report issued on completion of our audit and which indicate the conclusions drawn from our work.

Our audit report has no other purpose, and in particular does not constitute assurance as to the future viability of the Company, nor of its liquidity, solvency or potential future profitability.

Our audit report is intended solely for the Shareholders of the Company and may not be translated, summarised, disclosed, published or transmitted electronically without our prior consent.

4.  Professionnal secrecy of the Reviseur d'entreprises
    ---------------------------------------------------

In accordance with Luxembourg law, and subject to the exceptions provided therein, the "reviseurs d'entreprises" and its employees must observe professional secrecy towards all facts they become aware of in the course of their professional duties. However you have the authority to release us from this duty of professional secrecy in specific circumstances and by means of special instructions, although we are not obliged to disclose professional secrets if we are of the opinion that we do not wish or are unable to do so.

In addition, pursuant to the Law of 11 August 1998 on the incrimination of organised crime and of the offence of money laundering, amending, inter alia, the Law of 28 June 1984 on the profession of "reviseur d'entreprises", it is our duty, voluntarily and without delay, to inform the State Prosecutor at the Luxembourg District Court of any matter of which we become aware that might constitute evidence of money laundering.

Should the need arise, as part of our audit engagement and with your prior consent, to deliver data or information to you by electronic means, our duty of confidentiality shall be limited to the implementation of appropriate security measures (e.g. passwords). In the event that you deliver electronic data to us, the duty to implement appropriate security measures shall be a matter solely and exclusively for your Company.

5.  Independence
    ------------

We shall observe complete independence from you and from your staff in the conduct of our engagement as required by Luxembourg professional ethical guidelines. We would require that you abstain from any actions that might compromise the independence of our firm and of our staff.

6.  Letter of representation
    ------------------------

In accordance with International Standards on Auditing, we shall request you to confirm in writing all representations that have been made to us during the course of our audit. This letter of representation must be received by us prior to the issue of our audit report.

7.  Fees
    ----

Our fees are determined based on the actual time spent on the execution of the mandate multiplied by the rate per hour determined in function of the qualification and the professional experience of our staff.

8.  Mandate's duration
    ------------------

Our mandate as "reviseur d'entreprises" has been set at one year renewable, unless terminated on the grounds of gross negligence or of matters relating to compliance with the ethical code by which we are bound as reviseurs d'entreprises. This mandate will be deemed to be automatically renewed on expiry unless another auditor is expressly appointed at such time by resolution of the Company general assembly.

9.  Acceptance
    ----------

We should be grateful if you could kindly confirm your agreement to the contents of this engagement letter by signing and returning to us one copy of this letter and one copy of the enclosed general terms and conditions applicable to the execution of assignments carried out by Luxembourg "reviseurs d'entreprises" which form an integral part of the present engagement letter.

It should be noted that these general terms and conditions provided to you in English are a free translation of the French original version which is considered the legally binding document. We should be grateful if you could kindly confirm your agreement to the contents of this document by signing and returning one copy of the enclosed French version of the general terms and conditions applicable for the execution of assignments carried out by Luxembourg "reviseurs d'entreprises".

We thank you for your confidence you have shown in us and look forward to serving you over the coming years.

Yours faithfully,


Van Cauter-Snauwaert & Co Sarl
W. Van Cauter
Reviseur d'entreprises

--------------------------------------------------------------------------------

We confirm our acceptance of the terms of this letter of engagement and of the enclosed general terms and conditions for the execution of assignments carried out by Luxembourg Reviseurs d'entreprises.

Name:   Jose Meleth                             Title:  Chief Financial Officer
        --------------------------------        --------------------------------

                                    EXHIBIT 3

                               FRANCHISE AGREEMENT

This agreement is entered in to on the Fifteenth day of December in the year Two Thousand and Five.
                                     BETWEEN

1. TALLY-HO VENTURES, INC., a publicly listed company on NASD OTCBB incorporated under the laws of the State of Delaware, United States of America and having its administrative office at 115 Route d' Arlon, L-8311 Capellen, Luxembourg [Hereinafter referred to as THOV] represented by Peter James Smith, Chief Executive Officer AND

2. AFFINITY TRUST S A, a company incorporated under the laws of Luxembourg. and having its registered office at 19 Rue Aldringen, L- 2018 Luxembourg [Hereinafter referred to as AFFT] represented by Roy Childs , Chief Executive Officer

WHEREAS

THOV holds 100% share capital of BELGRAVIA INTERVEST GROUP LIMITED, a company registered under the laws of British Virgin Islands and having its administrative office address at 115 Route d' Arlon, L-8311 Capellen, Luxembourg [Hereinafter referred to as BIG] AND

BIG has agency with several investment and insurance providers to introduce clients on commission basis AND

AFFT intends to purchase franchise rights from BIG to place business with all investment and insurance providers with whom BIG has agency AND

THOV intends to sell the franchise rights from BIG to AFFT under the following among other

TERMS AND CONDITIONS:

     1. THOV offers to give out on lease the agencies and terms of business that are owned by its wholly owned subsidiary BIG to AFFT for a period of 5 years with an option to acquire the title of such agencies at the end of the lease period.

     2. THOV confirms the receipt of USD 100,000 from AFFT as of today towards advance deposit which is to be considered as part payment; and AFFT is at liberty to conduct any due diligence checks to their satisfaction on THOV and BIG until 15th March 2006, on which date AFFT has to make payment of the first instalment as per the clauses herein below.

     3. AFFT is at liberty to place business under the agency of BIG with effect from the date of this agreement.

     4. THOV is at liberty to conduct due diligence check on all business placed by AFFT.

     5. Any business processed by AFFT which is against the terms of business between BIG and the providers shall be withdrawn by BIG and THOV is it liberty to act on behalf of BIG to the best interest of the maintenance of terms of business between BIG and providers.

     6. All Initial Commission, Override Commission and Renewal Commission received by BIG on any business placed by AFFT shall be transferred to the bank accounts of AFFT or as per their instructions within 10 days of receipt by BIG.

     7. Upon payment of 60th instalment or complete the payment of USD 6, 000,000 AFFT shall be entitled to get the agencies transferred to their name. THOV shall execute a no objection letter authorising the transfer of the agencies to AFFT. It shall be the responsibility of AFFT to get the actual transference executed on the books of the providers and THOV shall not have any responsibility for delay or refusal on the part of the providers to transfer the agencies.

     8. AFFT shall be held responsible for any claw-back of commission on the business processed by them during or after the 12 month period.

     9. In the event of AFFT's failure to pay one or more of the instalments as per this agreement, THOV shall be at liberty to set off any commission due to AFFT towards the instalment before making the payment to AFFT.

     10. In the event of failure on the part of THOV to transfer any commission as per this agreement, AFFT shall be at liberty to set off the commission again the instalments due to THOV.

     11. Any dispute arising out of this Agreement shall first be referred to an arbitrator on mutual agreement of the parties and in the event of non-agreement as to the appointment of a sole arbitrator, both the parties shall nominate their individual arbitrators who shall be qualified accountants and if the arbitrators reach a unanimous decision that will be binding on both the parties to the agreement and in the event of the absence of such a unanimous decision a third arbitrator will be appointed on mutual agreement of the arbitrators or parties to the contract or both and on appointment of such a third arbitrator, the dispute shall be decided as per the decision of the majority of the arbitrators. The venue of the arbitration shall be the within the State of Delaware in the United States of America.

     12. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware in the United States of America and the courts in the State of Delaware in the United States of America shall have non-exclusive jurisdiction in relation to any claim, dispute or difference concerning this Agreement and any matter arising there from.

     13. This Agreement embodies the entire understanding between the parties and there are no promises, terms and conditions or obligations, oral or written, expressed or implied other than those contained or referred to herein unless they are in writing and duly executed.

In witness whereof, the parties have signed this agreement on the date stated above at Luxemborg.



         --------------------------                  ----------------------
         Peter James Smith                           Roy Childs
         Chief Executive Officer                     Authorised Signatory
         Tally Ho Ventures Inc                       Affinity Trust

                                    EXHIBIT 4
                                    ---------

PRIVATE AND CONFIDENTIAL

To:      The Directors
         Protrust Financial Services Group SA (the "Vendor")
         Via Frasca 5
         PO Box 5237
         CH-6901 Lugano
         Switzerland


                               HEADS OF AGREEMENT

                                                                November 29 2005

                                                             Subject to Contract

Dear Sirs,

RE: Proposed acquisition of the entire issued share capital of Protrust Private Clients SA (the "Target")


We set out below the basis upon which Tally Ho Ventures Inc (the "Purchaser"), would be prepared (subject to contract) to purchase the whole of the issued share capital of the Target (the "Acquisition").

For the avoidance of doubt this letter is not intended to create legal relations between the parties save that paragraphs 3 and 4 shall be legally binding on the parties and enforceable in the courts of England in accordance with paragraph 5.2.

1.      CONSIDERATION

The price payable for the issued share capital of the Target is US$ 8 million (eight million US dollars) (the "Consideration"). Completion will be subject only to satisfactory due diligence, agreement of legal documentation and approval by the board of the Purchaser.

The Consideration will be satisfied as follows:

1.1 US$ 4 million (four million US dollars) in cash payable in the following manner:

     (a)  US$ 2 million (two million US dollars) to be paid on completion; and

     (b) US$ 2 million (two million US dollars) to be paid within 3 calendar months of completion; and

1.2 the issue to the Vendor of 800,000 duly authorized and fully paid shares of common stock in the capital of Tally Ho Ventures Inc. (the "Consideration Stock"). The Consideration Stock will be duly and validly issued on completion, registered for sale under the Securities Act 1933 and will be eligible for immediate public resale in the United States and will not constitute restricted securities. All necessary NASDAQ approvals for the listing of the Consideration Stock to be obtained prior to completion.

        The Purchaser will either:

     (a) enter into an agreement on completion under which it will be obliged, on request by the Vendor at any time after the first anniversary of completion, to purchase all of the Consideration Stock from the Vendor at a fixed price of US$5 (five US dollars) per share of common stock or the market value of the Consideration Stock if higher. Such repurchase obligation to be guaranteed by a reputable United States bank; or

     (b)  arrange  for a put  option in favour of the  Vendor  with a  reputable
          United States financial institution to be placed over the Consideration Stock on completion at a fixed price of US$5 (five US dollars) per share of common stock, such option to be exercisable at any time after the first anniversary of completion.

2.      DUE DILIGENCE

        The parties will exchange information and provide any and all due diligence and/or any other documentary information requested by the Purchaser or the Vendor.

3.      CONFIDENTIALITY

        The matters contemplated by this letter are to be treated in the strictest confidence and should not be disclosed to any person whatsoever (save to the extent required by law or by the rules and requirements of any applicable regulatory body) without the prior written consent of the other party hereto. In the event that the Acquisition is not completed, the Purchaser undertakes that it will not disclose or make use of, for its own benefit, any of the information of a confidential nature relating to the Target or the Vendor which has been disclosed to the Purchaser. The provisions of this paragraph 3 do not apply to any information which is publicly available at the time of disclosure unless disclosed through breach of this undertaking nor does it apply to any information disclosed by the parties to the extent that disclosure is required by law or any regulation.

4.       COSTS

        Save as expressly set out in this letter, both the Vendor and the Purchaser agree to bear their own legal, accountancy and other costs and expenses incurred in connection with the negotiation, preparation and implementation of this letter and the Acquisition.

5.      GOVERNING LAW AND JURISDICTION

5.1 This letter (and any dispute, controversy, proceedings or claim of whatever nature arising out of or in any way relating to this letter or its formation) shall be governed by and construed in accordance with English law.

5.2 Each of the parties to this letter irrevocably agrees that the courts of England shall have exclusive jurisdiction to hear and decide any suit, action or proceedings, and/or to settle any disputes, which may arise out of or in connection with this letter (respectively, "Proceedings" and "Disputes") and, for these purposes, each party irrevocably submits to the jurisdiction of the courts of England.

5.3 Without prejudice to any other permitted mode of service the parties agree that service of any claim form, notice or other document for the purpose of any Proceedings begun in England shall be duly served upon it if delivered personally or sent by registered post, in the case of:

     (a) the Vendor to Protrust Financial Services Group SA, Via Frasca 5, PO Box 5237, CH-6901, Lugano, Switzerland (marked for the attention of Alex Bell); and

     (b) the Purchaser to Tally Ho Ventures Inc, 410 Park Avenue, 15th Floor, New York, NY 10022, USA

     or such other person and address in as the parties shall notify to the other from time to time.

Yours faithfully,

Peter James Smith
an authorised representative on behalf of TALLY HO VENTURES INC
We confirm our acceptance to the terms of this letter by signing a copy of this letter.


Alex Bell
Authorised representative on behalf of
PROTRUST FINANCIAL SERVICES GROUP SA

                                    EXHIBIT 5
                                    ---------

                            DATED 19TH NOVEMBER 2005
                             WINTERMAN GROUP LIMITED
                                       AND
                             TALLY HO VENTURES, INC.

                                    AGREEMENT
                                       FOR
                          SECURED LOAN AND SHARE OPTION

THIS AGREEMENT is made the 19th November 2005

BETWEEN

(1) TALLY HO VENTURES, INC., a company incorporated under the laws of State of Delaware whose administrative office is at 115 Route d'Arlon, L-8311 Capellen, Luxembourg (hereinafter called "the Company"); and

(2) WINTERMAN GROUP LIMITED a company incorporated under the laws of Republic of Seychelles with registration number 020656 with registered office at 306 Victoria House, Victoria, Mahe, Seychelles and administrative office at Avenda. Marques del Duero 76, Tercer Piso, Ofi F, San Pedro de Alcantara, 29760 Malaga, Spain ("the Investor").

WHEREAS the Investor has been requested to make a loan to the Company which the Investor has agreed to do upon the terms and conditions hereinafter contained.

THE parties agree as follows:

1.      Nature of Loan

        The Investor shall forthwith loan to the Company the sum of $2,000,000 (two million United States Dollars) (the "Loan") upon the terms hereinafter mentioned.

2.      Purpose of the Loan

        The loan shall be for the purpose of purchasing Master Finance Holdings S A and its subsidiaries (the Target Company) of 115 Route d'Arlon, L-8311 Capellen, Luxembourg.

3.      Security

        The Company shall deliver as security for the loan a charge over the entirety of the shares in Master Finance Holdings S A (the Security). This security shall remain in place until the loan has been fully repaid or until such time as the parties agree.

        Upon default of the repayment of the loan or upon any liquidation process applied to the Company the sum loaned plus any interest accrued shall be repaid by the full transfer of all rights, interests and ownership of Master Finance Holdings S A.

4.      Interest

        The Company shall pay to the Investor interest on the loan at the rate of 10% per annum the first such payment to be made on a pro rata basis on 30th June 2006 and thereafter (if the Option Period is extended by the Investor) annually beginning the 31st January 2007, unless conversion has taken place as per clause 6.

5.      Repayment

     (A) Save as otherwise herein or by the Security provided the Company will repay the Loan by a payment after 3rd January 2006 but before the 30th June 2006 (the "Option Period") or on demand as the Investor may choose, this provision is in addition to clause 6 which details conversion rights.

     (B) The demand may be exercised by the Investor in whole or in part at any time or times during the Option Period by serving written notice on the Company stating the amount of the loan in respect of which the demand is being sought on that occasion.

6.      Option to convert into shares and application of proceeds

     (A) The Company hereby grants to the Investor an option (the "Option") to convert the loan for up to 666,667 ordinary shares of the Company at a price of $3.00 (three United States Dollars) per ordinary share (the "Option Price") at any time after the loan is made ("the Option Period"). If the market price is below $3.00 per share at the time of conversion the conversion shall take place at a 25% discount to the prevailing market price on that day.

     (B) The Option may be exercised by the Investor in whole or in part at any time or times during the Option Period by serving written notice on the Company stating the number of shares in respect of which the Option is being exercised on that occasion.

     (C) The ordinary shares to be issued by the Company pursuant to any exercise of the Option will be allotted within 14 days after service of the notice by which they are exercised and certificates in respect of such shares will be dispatched not later than twenty eight days after the date of such service to the Investor or as the Investor may direct.

     (D) If at the date of any exercise of the Option any of the ordinary shares of the Company are admitted to OTC Bulletin Board or other exchange, the Company shall make application for the admission of the ordinary shares issued upon any exercise of the Option to the Official List or (as appropriate) for permission for dealings to take place on the appropriate market and shall use its best endeavors to procure such admission as soon as possible following allotment.

     (E) After any allotment of fully paid ordinary shares in the Company by way of capitalization of profits or reserves to holders of ordinary shares on the register on a date (or by reference to a record date) on or before the expiry of the Option Period or upon any sub-division or consolidation of the ordinary shares on such a date, the number and/or nominal value of ordinary shares to be subscribed on any subsequent exercise of the Option will be increased or, as the case may be, reduced in due proportion and the Option Price will be adjusted accordingly, with effect from the record date for such capitalization, sub-division or consolidation. On any such capitalization, sub-division or consolidation the auditors for the time being of the Company shall certify the appropriate adjustments and, within twenty-eight days thereafter, a copy of such certificate will be sent to the Investor.

7.      Protection of share option

     (A) The Company agrees with the Investor that until the expiry of the Option Period the Company shall procure that:

          (i) there shall be at all times a sufficient number of un-issued shares in the capital of the Company to enable the Company to discharge its obligations under the Option without increasing its authorised share capital and the Company shall procure that it has the relevant authorisations of the shareholders of the Company to issue ordinary shares to the Investor to discharge its obligations under the Option;

          (B) The Company warrants that authorized share capital of the Company immediately prior to the Company's execution of this agreement is $100000 divided into 100 million ordinary shares of $0.001 each of which 8 million ordinary shares have been issued and are fully paid.

          (C) The Company warrants that there are no options or agreements outstanding which call for the issue of or accord to any person or company the right to call for the issue of any shares in the capital of the Company or any of its subsidiaries.

8.      Subsidiaries

        The Company agrees with the Investor that the Company will procure that all of its subsidiaries both present and future shall observe and perform the provisions and conditions contained in this agreement to be observed and performed by subsidiaries of the Company.

9.      Liaison and information

        The Company agrees with the Investor that the Company will keep the Investor informed of the progress of its business and that of each of its subsidiaries and furnish the Investor to such extent and in such form and detail as the Investor may from time to time reasonably require with particulars of any matters concerned with and arising out of the activities of the Company and those of each of its subsidiaries and in particular but without limiting the generality of the foregoing shall furnish the Investor with:

          (a) copies of the trading and profit and loss account and audited balance sheet in respect of each financial year of the Company and every subsidiary thereof forthwith upon the same becoming available and not in any event later than four months after the end of each such financial year.

10.     Application of terms and conditions

        The parties hereto agree that save as hereby or by writing between the parties varied all the provisions contained in the Security shall so far as applicable apply to the payment of the loan together with all interest thereon and shall remain in full force and effect so long as the loan remains outstanding. If there is any conflict between the terms of this agreement and the Security then the terms of this agreement shall prevail.

11.     Duration of agreement

        The terms of this agreement come into affect on receipt of the loan and will last until the loan has been repaid or the conversion as per clause 6 is affected.

12.     Notices

        Where a notice is to be given to any party hereto it may be served by leaving it at the registered office or last known address of that party or by sending it first-class letter post to the registered office or the last known address of that party when it shall be deemed to have been served at the expiration of forty-eight hours after it has been posted.

13.     Definitions

        Where words and expressions used in this agreement are also used in the Companies Act 1985 such words and expressions shall have the meanings attached to them respectively by that Act and the following expression used in this agreement shall have the meaning as set out below:

         "The Investors' Group" means the Investor, any parent company of the Investor and any subsidiary of the Investor or any such parent company.

14.     Interpretation

        IN this agreement unless the context otherwise requires:

          (A) The masculine gender includes the feminine and words denoting the singular number only shall include the plural and vice versa;

          (B) Covenants, warranties, undertakings and guarantees by more than one party hereto shall be deemed to be made jointly and severally;

          (C) Covenants warranties and undertakings given by an individual shall be binding on his personal representatives and executors.

15.     Counterparts

        This agreement may be executed in any number of counterparts and by the Parties to it on separate counterparts, each of which, when executed and delivered, shall be an original but all the counterparts shall together constitute one and the same instrument.

16.     Law and Jurisdiction

        THIS agreement shall be governed by and construed in accordance with United States law and under the Laws of the State of Delaware and each party to this agreement submits to the non-exclusive jurisdiction of these courts.


THIS agreement has been executed and delivered as at the date first above mentioned.


Executed by      )
Peter Smith      )
                 )        .............................................

                                 President
                                 Tally Ho Ventures Inc

Executed by       )
Nic Day           )       .............................................
                  )              Director Winterman Group Ltd