Form 10KSB/A
period 2005-12-31
TALLY HO VENTURES INC
filed 2006-04-20
CIK 1226944

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

COMMISSION FILE NUMBER 000-50873

TALLY-HO VENTURES, INC.

(Name of small business issuer as specified in its charter)

DELAWARE	43-1988542
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

115 route d'Arlon, L-8311 Capellen, Luxembourg

(Address of principal executive offices)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE 011-9714-319-7451

Securities registered under Section 12(g) of the Exchange Act: Common Stock with par value of $0.10

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No. [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act. [ ]

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

As of April 1, 2006: 4,697,134 outstanding shares of Common Stock - @ Bid of $3.25 = $15,265685.50 - @ Ask of $3.30 = $15,500,542.20

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

As of April 15, 2006, there were: 8,000,715 outstanding shares of Common Stock. No other class of equity exists.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one): Yes [ ] No [X]

EXPLANATORY NOTE

This Amendment Number 1 to the Annual Report of Tally Ho Ventures, Inc. on Form 10-KSB is being filed primarily to incorporate financil statements audited by an auditor registered with the Public Company Accounting Oversight Board. We have also made certain changes to make the document compliant with current instructions of the Securities and Exchange Commission for reports on Form 10-KSB.

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

By early 2005, Belgravia Intervest Group Limited had made good to excellent progress against the first three of these measures. In particular, it built the distribution capability and can demonstrate a clear track record of growth in revenues and profits. The initial business plan targets have been met despite the business facing some very challenging decisions and difficult trading conditions, such as the Gulf War and weak equity markets. Belgravia has begun to target recurring income on funds under management.(Source: Merrill Lynch, Cap Gemini and Ernst & Young). This represents a significant market, growing market for the wealth management industry and Belgravia is well placed to service this growing market.

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

	BID PRICE	BID PRICE
PERIOD	HIGH	LOW

Fiscal Year 2005
(January 1, 2004 to December 31, 2005)	$ 8.50	$ 3.00

Fiscal Year 2006
(January 1, 2006 to March 21, 2006)	$ 4.00	$ 1.50

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

Master Finance

On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company (“MFE”).

The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. MFE only markets products through its proprietary sales force of 20 people and its network of 200 Insurance Brokers. The products which are marketed by MFE are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions.

The original model for the company was developed in 1980 selling American mutual funds and American Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance.

In 1991 MFE diversified its products base into offering with profit investment funds from high profile providers and sales peaked in the year 2001 at (euro) 231M in total sales.

Sales were further impacted with the closure of a Clerical and Medical fund and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems MFE renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time MFE negotiated with the Prudential to offer a with profits based fund on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved by 20% year on year.

MFE operates on an "initial commission" basis because of the nature of the products that are sold. No monthly payment products exist, although there is a development in the pensions and the mortgage area being developed presently. With initial commission MFE is not susceptible to any claw back commissions. There are a small amount of renewal commissions amounting to (euro)150,000 per annum.

MFE had a geographically diverse shareholding which, the management felt, was over complicated and required restructuring prior to a sale. This has be achieved by a new vehicle being formed called Master Finance Europe. This vehicle has purchased all the outstanding shares and the business of Master Finance S.A, leaving behind a certain amount of cash and ring fencing the ongoing situation with the leverage funds.

Management of Master Finance:

Emmanuel Wolf - Founder, Director

Mr. Wolf has been involved in the financial services advisory industry since the beginning of the seventies. He is responsible for the direction, planning and strategy of MFE.

Sabrine Wolf, Director

The daughter of Mr. Wolf, Sabrine has a Degree in Marketing. Following working with Master Finance over a number of years for experience, she joined MFE full time in 1999 as the person in charge of the marketing department and CRM (Customer Relationship Management).

Andre Geskens, Sales Manager

Mr. Geskens is responsible for the Belgian market. Mr. Geskens has over 30 years experience in the sales field. He joined Master Finance in 1996. He is responsible for the sales performance of the Belgian Consultants and for developing business from the outsourced Insurance Brokers.

David Martin, Product Manager

Mr. Martin is responsible for the technical management of the products in MFE. He has extensive knowledge of the products of MFE having provided technical product support for 12 years.

Staff

There is 7 fully employed staff within MFE, 5 administrations and 2 marketing. The sales force consists of 20 consultants who are remunerated on a commission only basis. The average age of the consultants is 45 and the average tenure is 10 years. This represents a stable sales force. As the sales staff has become older, some have recruited sons or daughters in order to continue with the client base and business that has been built by the parent. Although a small recruitment process underway, the recruitment situation is more organic then organised as the need for further recruitment is minimal.

MFE has a mature client base of 4000 developed since inception from both direct sales and through Insurance Brokers. The average investment from direct sales clients is (euro)150,000; the average from Insurance Brokers clients is

(euro)80,000. Current funds introduced into products are (euro)500 M. New business is generated by 50% re-investment from clients, 17% referrals and 33% new business. Although new business is, of course, important the high level of referrals and re-investment indicate a stable client base. The client base of each Consultant belongs to MFE and not the consultant. There is no arrangement in place, as other companies' do, to purchase the client base upon a consultant leaving the Company.

MFE is regulated directly in Luxembourg (Commissariat aux Assurances) and Belgium (Commission Bancaire, Financier et des Assurances. License No. 62099) and operates a passport arrangement as a representative office in France.

ProTrust

On November 29 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest of Protrust Private Clients S.A. (“ProTrust”). ProTrust was Originally established in 1992, the company transformed itself into an authorized Fiduciary (Trust) in August 1996 as ProTrust Switzerland SA, the name changed to Protrust Private Clients SA in February 2001, as part of a group re-branding exercise. ProTrust was set up specifically to manage leveraged with-profits investments for high net worth investors, under the terms of a Discretionary Management Agreement. Over the last nine years, ProTrust has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. ProTrust is a fully authorized Fiduciary company, subject to the regulatory control of the Swiss Cantonal Government. As such ProTrust is able to offer the full range of services to clients including: full discretionary management, holding clients assets in ProTrust's name, and trading for clients over a wide range of assets including investments and real estate

ProTrust has been subject to regular regulatory inspections by KPMG on behalf of the OAD - FCT and no regulatory issues have been raised.

ProTrust has successfully acted as an interface between UK and Offshore life offices and independent intermediaries in Italy, Switzerland and the Far East and is regarded as one of the founders of leveraged With-Profits business. ProTrust has managed this type of business successfully for over a decade. Success has come through specialization and concentration on a niche product and by providing services for investors and distributors.

Management of ProTrust:

Managing Director, Chris Mathew has over 30 years experience in the banking and financial services industry. He was Sales and Marketing Director for Clerical and Medical and was a main board director of ProTrust Financial Services Group SA, prior to being appointed as Managing Director of ProTrust.

Luigi Piffaretti, Director - Fiduciary, Luigi Piffaretti is an authorized fiduciary and has been with ProTrust since 2001 and has over 30 years banking, investment and fiduciary experience in Switzerland.

Maurizio Cattaneo, Director - Fiduciary Maurizio Cattaneo is an authorized fiduciary and has been with ProTrust since 2003 and prior to that worked at Raiffaisen and UBS. He has over 20 years experience in banking and financial services.

Having been established for some years in the market the management and support team is extremely competent and very experienced. ProTrust is very cost effective, as it is able to manage a large portfolio without the need for large numbers of staff. Under the terms of the letter of intent, the operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, with key members of the ProTrust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing.

Key Next Steps For the Company:

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

10. OFF BALANCE SHEET TRANSACTIONS

None.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To
The Board of Directors of
Tally-Ho Ventures, Inc.
Delaware.

Dear Sirs,

We have audited the accompanying consolidated balance sheet of Tally-Ho Ventures, Inc., as of December 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2004 were audited by other auditors, whose report dated March 21, 2005 expressed an unqualified opinion with an emphasis of a matter paragraph regarding the uncertainty in respect of the Company’s continuity. Our opinion on these financial statements for the year ended December 31, 2004 is based solely on the opinion of the prior auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Tally-Ho Ventures, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Brussels, Belgium, April 14, 2006

Constantin Reviseurs d’Enterprises SPRL Civile
Represented by René Van Asbroeck, Partner
87 Avenue Clemenceau
B-1070 Brussels
Belgium

TALLY HO VENTURES INC
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents		$588,240
Escrow Accounts		$5,304,681
Sales Ledger Receivables		$2,483,908
Other Receivables		$117,027
Accrued Income		$14,738

TOTAL CURRENT ASSETS			$8,508,594

Investment in Subsidiaries			$4,563
Property-Plant and Equipment:
Furniture and Fittings			$35,565
Office Equipment			$67,961
Intangible Assets net of amortization:
Goodwill			$1,411,981
Other Long-term Assets			$18,985

TOTAL ASSETS			$10,047,649

LIABILITIES ANDSTOCKHOLDERS' EQUITY

CURRENT LIABILITES
Escrow Accounts Payable		$5,155,848
Other Amounts Payable		$1,566,466
Commission Payable		$1,891,270
Income Tax payable		$395,895
Accrued Payroll		$118,608

TOTAL CURRENT LIABILITIES			$9,128,087

TOTAL LIABILITIES			$9,128,087

Minority Interest			$339,066

CAPITAL STOCK

Common Stock, par value $0.001 per share
Authorized Shares: 75,000,000
Issued Shares:	8,650,624 @ $0.001	$8,651
Paid-in Capital
Retained Earnings		$571,845	$580,496

TOTAL SHAREHOLDERS' EQUITY			$580,496

LIABILITIES AND SHAREHOLDERS' EQUITY			$10,047,649

TALLY HO VENTURES INC
STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE YEAR ENDED DECEMBER 31, 2005
	December 31,	December 31,
	2005	2004

Commission and Advisory Fees Received	$3,828,924
Commission Paid to Advisors	($1,841,322)

Gross margin from operations	$1,987,602

Operating Expenses:
Remuneration & Social Security	($394,906)
Administrative Expenses	($563,178)
Depreciation & Financial Expenses	($54,999)	($33,670)

Income from operations	$974,519	($33,670)
Other Revenues/Gains:
Interest revenue	$1,729
Financial Expenses	($21,382)
Provisions for Income Tax	($342,086)
Minority Interest	($84,406)	________

Net Profit	$528,374	($33,670)

Retained Earnings January 1, 2005	($110,378)	($76,708)
Eliminated upon capital reorganization	$106,291
Transferred from subsidiaries	$47,558	________
Retained Earnings December 31, 2005	$571,845	($110,378)

Income available to common shareholders	$528,374	($33,670)

Basic income per share	$0.061079	($0.000750)

Weighted average of shares outstanding	8650624	44915875

TALLY HO VENTURES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005
	Common Stock		Paid-in	Retained	Total
			Capital	Earnings	Equity
	Numbers	Amount	Amount	Amount	Amount

Balance at January 1, 2005	44915875	$44,916	$55,297	($110,378)	($10,165)

Issued against accounts payable	279185	$279	$12,721		$13,000

Stock split (absorption of loss carried forward)	(43688560)	($43,688)	($65,183)	$108,871	$0

Issued shares as per 5/11/2005	1920725	$1,921		($1,921)	$0

Repayment in Cash			($2,835)		($2,835)

Issued shares acquisition Belgravia Intervest Group as per 5/13/2005	4563490	$4,563			$4,563

Issued shares to staff Belgravia Intervest Group	659909	$660		($660)	$0

Acquisition Master Finance group				$47,558	$47,558

Net profit for the year ended December 31, 2005				$528,374	$528,374

Balance at Dec 31, 2005	8650624	$8,651	$0	$571,845	$580,496

TALLY HO VENTURES INC
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income:	$528,374	($33,670)
Adjustments to reconcile net income/loss to net cash provided by operating activities

Imputed interest on notes to shareholders		$491
Uncompensated services from management		$10,470
Increase in Accounts Payable	$1,878,270	$12,690
Increase in Escrow Accounts Payable	$5,155,848
Increase in Other Payables
Increase in Income Tax Payable	$395,895

Increase in Accrued Payroll	$118,608
Increase in Accounts Receivables	($2,483,908)
Increase in Accrued Income	($14,738)
Increase in Escrow Accounts	($5,304,681)
Increase in Other Receivables	($117,027)

NET CASH USED IN OPERATING ACTIVITIES	$156,641	($10,019)

CASH FLOWS FROM NON-OPERATING ACTIVITIES

Increase in Other Amounts Payable	$1,566,466

Increase in Other Term Assets	($18,985)
Increase in Fixed Assets	($103,526)
Increase in Intangible Assets	($1,411,981)
Decrease in Notes Payable to Shareholders	($6,468)
Decrease in Common Stock	($36,265)
Decrease in paid in capital	($55,297)
Increase in Investment in subsidiaries	($4,563)
Decrease in Accumulated Deficit	$106,291
Increase in Retained Earnings	$47,558
Proceeds from notes payable to shareholders		$1,650
Payments on notes payable to shareholders		($2,596)
Stock issued for Cash		$42,500
Stock returned and cancelled cash returned		($28,500)
Increase in Minority Interest	$339,067

NET CASH USED IN NON-OPERATING ACTIVITIES	$422,296	$13,054

Net change in cash and cash equivalents	$578,937	$3,035

Cash and cash equivalents at beginning of period	$9,303	$6,268

Cash and cash equivalents at end of period	$588,240	$9,303

TALLY HO VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the providers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

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

Tally-Ho Ventures, Inc. depreciates its property and equipment using the straight line method as follows:

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

REVENUE AND COMMISSION EXPENSE RECOGNITION

Income from financial services is recognized after the client received his policy documents from the product provider.

The Company recognizes commissions due upon the actual receipt of payment on the related transaction.

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

ADVERTISING

Tally-Ho Ventures, Inc., and subsidiaries expense all advertising as incurred.

NOTE 2: RELATED PARTY TRANSACTIONS

Minority interest represents 15% equity held by La Financiere Wolf Sarl, a company owned by Mr. Emmanuel Wolf, Managing Director of Master Finance Holdings S A, in the company Master Finance Europe S A, an 85% subsidiary of Master Finance Holdings S A.

NOTE 3: PAYABLES

Payables are commission payments outstanding to the agents of the Subsidiaries’ on business introduced by them and other funds pending completion of transactions. The Company does not pay interest on credit balances payable to brokers or agents.

NOTE 4: INCOME TAX

All amounts referring to income tax are related to Master Finance Holdings S A and its subsidiaries, and are payable in the Grand Duchy of Luxembourg and Belgium.

As per the Delaware Tax Laws, the Company is not liable to pay any income tax in Delaware or in United States due to the fact that the Company is operating from outside United States.

NOTE 5: STOCKHOLDERS’ EQUITY

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

On September 27, 2005 the Company entered into a purchase agreement for acquisition of 100% of the ownership interest in Master Finance Holdings S A, a Luxembourg based company. The acquisition took place with effect from October 1, 2005 and the financial results of Master Finance Holdings S A and its subsidiaries for the period October 1, 2005 to December 31, 2005 are consolidated to the financial statements of the Company.

NOTE 6: SUBSEQUENT EVENTS

On December 15, 2005, the Company had entered into a franchising agreement with Affinity Trust of its non-European distribution arm for a period of 5 years with an option to acquire at the end of the franchising period. The Company through the operations of Master Finance Holdings S A is now positioned to become a dominant force in the European financial services markets. The areas that have been franchised to Affinity Trust are outside the European Union which otherwise would have conflict of interest with the operations of Master Finance S A and other entities, that the Company is planning to acquire. The franchise agreement calls for the payment of $100,000 per calendar month, until maturity. Affinity Trust is a private wealth management firm with offices in a number of countries. They are committed to developing the international markets and see incredible potential in the third world for financial services as those countries start to develop and expand. Their current focus is the expatriate employee and their longer term strategy sees this developing 4 fold over the next 2 years.

In the year 2006, the Company has franchised the operations of Belgravia Intervest Group Limited to Affinity Group as per the agreement dated December 15, 2005 and later sold the ownership rights to Amalgamated Holdings S A due to conflict of interest between the Company’s future development plans and the operations of Belgravia Intervest Group Limited. The monthly payment of $100,000 shall continue to be received by the Company directly from Affinity Trust until the maturity of the Franchise agreement and each installment shall be appropriated towards the sale proceeds of Belgravia Intervest Group Limited to Amalgamated Holdings S A. However, for the purpose of the financial year 2005, the revenue from Belgravia Intervest Group Limited has been considered as income from discontinued operations, and therefore the balance sheet and income statement of Belgravia Intervest Group Limited are not included in the consolidation.

NOTE 7: MANAGEMENT’S DISCUSSION ON FUTURE OPERATIONS

On November 29 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest of ProTrust Private Clients S.A. ProTrust was originally established in 1992, the company transformed itself into an authorized Fiduciary (Trust) in August 1996 as ProTrust Switzerland SA, the name changed to ProTrust Private Clients SA (PTPC) in February 2001, as part of a group re-branding exercise. ProTrust was set up specifically to manage leveraged With-Profits investments for high net worth investors, under the terms of a Discretionary Management Agreement. Over the last nine years, PTPC has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. ProTrust is a fully authorized fiduciary company, subject to the regulatory control of the Swiss Cantonal Government. As such PTPC is able to offer the full range of services to clients including: full discretionary management, holding clients assets in the company’s name, and trading for clients over a wide range of assets including investments and real estate.

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

Having been established for some years in the market the management and support team is extremely competent and very experienced. PTPC is very cost effective, as it is able to manage a large portfolio without the need for large numbers of staff. Under the terms of the letter of intent, the operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, Inc. with key members of the ProTrust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing which are yet to be completed and therefore not included in the consolidation.

NOTE 8: EMPLOYEE STOCK PLAN

The Company currently doesn’t have any stock option plan. However the management has plans to introduce a stock option scheme later in the year 2006.

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

NOTE 10: FOREIGN CURRENCY TRANSLATION

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Revenues and expenses are translated at the average month end exchange rates during the year. Gains and losses related to non-functional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported net in other revenues in the Company’s Consolidated Statements of Income.

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

NOTE 12: OUTSTANDING CALL OPTIONS

The Company has an obligation to issue a maximum number of 297500 shares at the rate of $5 per share to Mr. Emmanuel Wolf in the event of exercise of call options granted by the Company as per the agreement dated September 28, 2005 between both the parties, which options are exercisable during the period between October 16, 2007 and October 16, 2008.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about August 1, 2005 the Company changed its independent auditor from HJ Associates & Consultants to Van Cauter - Snauwaert & Co. This change was made to provide the Company with an independent auditor located in Europe, close to the Company’s operating offices.

On or about April 3, 2006, the company learned that Van Cauter - Snauwaert & Co. was not registered with the Public Company Accounting Oversight Board and terminated them as independent auditors and engaged Constantin Reviseurs d’Enterprises as independent auditors.

Item 8A: CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Item 8B: OTHER INFORMATION - SUBSEQUENT EVENT

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

The Officer compensation was as follows; Peter Smith 75,000. USD annual; Jose Meleth 50,000. USD annual

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

ITEM 13: EXIBITS

Exhibit 3.1	Articles of Incorporation*

Exhibit 3.2	Bylaws*

Exhibit 4	Instruments defining the rights of shareholders*

Exhibit 10.1	Franchise Agreement with Affinity Trust S.A dated December 15, 2005**

Exhibit 10.2	Heads Agreement with ProTrust Private Clients S.A. dated November 29,2005**

Exhibit 10.3	Agreement for Secured Loan and Share Option with the Winterman Group Limited dated November 19, 2005**

Exhibit 14	Code of ethics**

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer**

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer**

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

* These exhibits are hereby incorporated by reference to our Registration Statement on Form SB-2 filed November 7, 2003. File No. 333-104631.

** Attached as exhibits hereto

ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	December 31, 2005	December 31, 2004
1. Audit Fees	$14,875	$5,345
2. Audit Related Fees	0	0
3. Tax Fees	0	0
4. All Other Fees	0	0
Total Fees	$14875	$5,345

SIGNATURES

In accordance with Section 13 or 15(d) of The Securities Act the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TALLY-HO VENTURES INC

Dated: April 19, 2006	By: /s/ Peter J Smith
------------------------------
Peter J Smith
President and Director

In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: April 19, 2006	By: /s/ Jose M Meleth
--------------------------------
Jose M Meleth
Secretary, Chief Financial Officer,
and Director