Form 10QSB
period 2006-03-31
TALLY HO VENTURES INC
filed 2006-05-01
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

011-352-26301540
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
Yes [ ] No [X]

As of April 1, 2006, there were 8,650,624 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Tally-Ho Ventures, Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements of Tally-Ho Ventures, Inc. (the “Company”) for the three months ended March 31, 2006 and March 31, 2005 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

TALLY-HO VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
[UNAUDITED]
		Mar 31	Dec 31
		2006	2005
ASSETS		US Dollars
CURRENT ASSETS
Cash and Cash Equivalents		$1,389,555	$588,240
Escrow Accounts		$2,017,496	$5,304,681
Sales Ledger Receivables		$1,169,885	$2,483,908
Other Receivables		$299,755	$117,027
Accrued Income			$14,738

TOTAL CURRENT ASSETS		$4,876,691	$8,508,594

Investment in Subsidiaries			$4,563
Property-Plant and Equipment
Furniture and Fittings		$39,335	$35,565
Office Equipment		$60,431	$67,961
Intangible Assets net of amortisation
Goodwill		$1,371,245	$1,411,981
Other Long-term Assets		$18,837	$18,985

TOTAL ASSETS		$6,366,539	$10,047,649

LIABILITIES ANDSTOCKHOLDERS' EQUITY
CURRENT LIABILITES
Escrow Accounts Payable		$1,987,922	$5,155,848
Other Amounts Payable		$1,564,850	$1,566,466
Commission Payable		$961,510	$1,891,270
Income Tax payable		$417,903	$395,895
Accrued Payroll		$193,687	$118,608

TOTAL CURRENT LIABILITIES		$5,125,872	$9,128,087

TOTAL LIABILITIES		$5,125,872	$9,128,087

Minority Interest		$345,168	$339,066

CAPITAL STOCK
Common Stock, par value $0.10 per share
Authorised Shares: 75,000,000
Issued Shares:	8,650,624	$8,651	$8,651
Paid-in Capital
Retained Earnings		$886,848	$571,845

TOTAL SHAREHOLDERS' EQUITY		$895,499	$580,496

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$6,366,539	$10,047,649

TALLY HO VENTURES INC
STATEMENTS OF INCOME AND RETAINED EARNINGS
[UNAUDITED]
	Three Months Ended
	Mar 31	Mar 31
	2006	2005

Commission and Advisory Fees Received	$1,667,542
Commission Paid to Advisors	$ (706,914)

Gross margin from operations	$960,628

Operating Expenses
Remuneration & Social Security	$(354,256)
Administrative Expenses	$(412,789)	$(37,779)
Depreciation & Financial Expenses	$ (63,185)

Income from operations	$130,398	$(37,779)

Other Revenues/Gains
Interest revenue	$ 3,750
Income from Franchising	$ 280,437
Provisions for Income Tax	$(93,481)
Minority Interest	$ (6,101)

Net Profit (Loss)	$315,003	$(37,779)

Basic income per share	$0.036414	$(0.025013)

Weighted average number of shares outstanding	8,650,624	1,510,376

TALLY HO VENTURES INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2006
	Common Stock		Paid-in	Retained	Total
			Capital	Earnings	Equity
	Numbers	Amount	Amount	Amount	Amount

Balance at January 1 2006	8650624	$8,651	$0	$571,845	$580,496

Net profit for the quarter ended
March 31, 2006				$315,003	$315,003

Balance at March 31, 2006	8000715	$8,651	$0	$886,848	$895,499

TALLY HO VENTURES INC
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income:	$315,003	$(37,779)

Decrease in Accounts Payable	$ (929,760)
Decrease in Escrow Accounts Payable	$(3,167,926)
Decrease in Other Payables	$ 1,616)
Increase in Income Tax Payable	$22,008
Increase in Accrued Liabilities	$75,079
Decrease in Accounts Receivables	$1,314,023
Decrease in Accrued Income	$14,738
Decrease in Escrow Accounts	$3,287,185
Increase in Other Receivables	$(182,728)
Stock issued for services		$ 26,000

NET CASH USED IN OPERATING ACTIVITIES	$746,006	$(11,779)

CASH FLOWS FROM NON-OPERATING ACTIVITIES
Decrease in Investment in Subsidiaries	$4,563
Decrease in Fixed Assets	$3,760
Decrease in Intangible Assets	$40,736
Decrease in Long-term Assets	$148
Payments on notes payable to shareholders		$ (6,442)
Stock issued for Cash		$ 8,979
Increase in Minority Interest	$6,102

NET CASH USED IN NON OPERATING ACTIVITIES	$55,309	$ 2,537

Net change in cash and cash equivalents	$801,315	$ (9,242)
Cash and cash equivalents at beginning of period	$588,240	$9,303

Cash and cash equivalents at end of period	$1,389,555	$61

TALLY-HO VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of TALLY-HO VENTURES, INC. (the “Company” or “TALLY-HO”) as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares.

Intangible Assets

Acquired intangibles totaled $1,371,245 and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired is classified as “Goodwill” on our consolidated balance sheets. The results of operations of the acquired business have been included in our consolidated results from the closing date forward.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures and office equipment. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets generally five years or less. Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations

Other Assets

Included in “Other Long-term Assets” on our consolidated balance sheets are amounts primarily related to security deposits for licenses.

Accrued Expenses and Other Current Liabilities

Included in “Accrued Payroll” at March 31, 2006 includes the accumulated indemnity and social security for employees. Commission Payable represents the brokers who are owed commission on the business in the pipeline which is included in the revenue on accrual basis. Other Amounts Payable included a loan availed for the acquisition of a subsidiary and is still outstanding.

Income Tax Payable

Income Tax Payable represents the Income tax liability to the Grand Duchy of Luxembourg based on the income of the previous year.

Commission and Advisory Fees Received

Commission and Advisory Fees Received included the accrued commission on business on the pipeline after providing for the normal lapses on historical basis.

Allowance For Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibles is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.). The receivables are from banking and non banking financial institutions and therefore, historically bad debts are negligible.

Cash and Cash Equivalents

As of March 31, 2006 and December 31, 2005 our cash and cash equivalents of $1,389,555 and $588,240, at fair value, primarily consisted of cash, and bank balances.

Long-Term Debts

We do not have any long term debts

Related Party Transactions

Minority interest represents 15% equity held by La Financiere Wolf Sarl, a company owned by Mr. Emanuel Wolf, Managing Director of Master Finance Holdings S A, in the company Master Finance Europe S A, an 85% subsidiary of Master Finance Holdings S A.

Legal Proceedings

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

Discontinued Operation

In the current fiscal year, the Company has franchised the operations of Belgravia Intervest Group Limited to Affinity Group and later on sold the ownership rights to Amalgamated Holdings S.A. due to conflict of interest between the Company's future development plans and the operations of Belgravia Intervest Group Limited. The assets of the discontinued operation have been eliminated from the books of the Company except the par value of the shares utilized for the acquisition of the discontinued operation.

Outstanding Commitments

In November 2005 the Company entered into a Letter of Intent with ProTrust. The operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, with key members of ProTrust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing. The Company hasn’t signed the final agreement during the three months ended March 31, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-KSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable, the Company cannot assure you they will turn out to be correct.

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

Belgravia is a wealth management organization focused on serving the needs of families and high net worth individual throughout the world, with over $450 million under management providing a broad range of sophisticated services, including financial counselling, estate planning, asset allocation, investment management and corporate services.

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

MASTER FINANCE

On September 27, 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Europe S A, a Luxembourg based company (MFE).

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

PROTRUST

On November 29 2005, Tally-Ho entered in to a Sales Purchase Agreement for acquisition of 100% of the ownership interest of Protrust Private Clients S.A. (ProTrust). ProTrust was Originally established in 1992, the company transformed itself into an authorized Fiduciary (Trust) in August 1996 as ProTrust Switzerland SA, the name changed to Protrust Private Clients SA in February 2001, as part of a group re-branding exercise. ProTrust was set up specifically to manage leveraged with-profits investments for high net worth investors, under the terms of a Discretionary Management Agreement. Over the last nine years, ProTrust has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. ProTrust is a fully authorized Fiduciary company, subject to the regulatory control of the Swiss Cantonal Government. As such ProTrust is able to offer the full range of services to clients including: full discretionary management, holding clients assets in ProTrust's name, and trading for clients over a wide range of assets including investments and real estate

ProTrust has been subject to regular regulatory inspections by KPMG on behalf of the OAD - FCT and no regulatory issues have been raised.

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

RESULTS OF OPERATIONS

For revenue comparison purposes, it is important to note that the Company's operations began after the Reverse Merger Reorganization which occurred on May 23, 2005.

Revenues from continuing operations for the quarter ended March 31, 2006 were $1,667,542, compared to revenues of $0.00 for the quarter ended March 31, 2005

The increase in revenues is as a result of the acquisition of Master Finance Holdings S A and transfer of the income stream of this company to Tally Ho Ventures Inc. Management of the Company has re-focused the Company on building a new revenue stream from new acquisitions of profit making companies with similar nature of operations.

Cost of Revenue: Cost of revenue $706,914 for the quarter ended March 31, 2006, as compared to $0.00 for the same period one year earlier.

Gross Profit: The gross profit from continuing operations for the quarter ended March 31, 2006 was $960,628, compared to $0.00 for the same period one year earlier.

Selling, General and Administrative: The expenses for quarter ended March 31, 2006 were $830,230. Our expenses increased by $792,451, up 2197% (from $37,779 to $830,230) during the quarter ended March 31, 2006, compared to the same period in 2005. Our expenses were made up primarily of general overhead. The large increase in expenses is due to the acquisition of Master Finance Holdings S A which is a company actively running business operations.

Net Profits: The Company had a net profit of $315,003 for the quarter ended March 31, 2006, As compared to $0.00 for the quarter ended March 31, 2005. The profit for the quarter ended March 31, 2006 consisted primarily of $315,003 profit from the operations of Master Finance Holdings S A and its subsidiaries and franchising of Belgravia Intervest Group Limited which is a discontinued operation for the current fiscal year.

LIQUIDITY AND CAPITAL REQUIREMENTS

As of March 31, 2006, the Company had cash of $1,389,555 and total current assets of $4,876,691. Total assets were $6,366,539.

The Company's current liabilities were $5,125,872 as of March 31, 2006, and total liabilities were the same.

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

OFF BALANCE SHEET TRANSACTIONS

None.

ITEM 3. CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: May 1, 2006	TALLY-HO VENTURES, INC. BY: /s/ Peter Smith —————————————— Peter Smith President, Chief Executive Officer