Form 10QSB
period 2006-06-30
TALLY HO VENTURES INC
filed 2006-07-31
CIK 1226944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:  333-104631

IRS Employer I.D. No.:   43-1988542

STATE OF INCORPORATION: DELAWARE

TALLY-HO VENTURES, INC.

A Delaware corporation

115 Route d' Arlon, L-8311 Capellen, Luxembourg

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE 011-352 2630 1540

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 1, 2006, there were 11,398,341 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TALLY-HO VENTURES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
June 30, 2006 and June 30, 2005

Condensed Consolidated Statements of Income for
Three Months Ended June 30, 2006 and 2005

Consolidated Statement of Stockholders’ Equity

Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial
Information June 30, 2006

Item 2.	Management's Discussion and Analysis
Risks and Uncertainties

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements of Tally-Ho Ventures, Inc. (the “Company”) for the six months ended June 30, 2006 and June 30, 2005 have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the half year period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

TALLY-HO VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
[UNAUDITED]
	Jun 30	June 30
	2006	2005
	US Dollars
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,022,961	$537,067
Escrow Accounts	$1,949,200	$417,960
Sales Ledger Receivables	$535,233	$706,380
Other Receivables	$735,006	$284,011
Accrued Income		$4,913

TOTAL CURRENT ASSETS	$4,242,400	$1,950,331

Investment in Subsidiaries		$1,521
Property-Plant and Equipment
Furniture and Fittings	$35,119	$23,561
Office Equipment	$58,204	$42,055
Intangible Assets net of amortization
Goodwill	$2,287,129	$1,069,432
Other Long-term Assets	$82,286	$33,757

TOTAL ASSETS	$6,705,138	$3,120,657

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Escrow Accounts Payable	$1,948,164	$1,368,004
Other Amounts Payable	$1,633,550	$551,005
Commission Payable	$757,784	$883,018
Income Tax payable	$542,141	$312,679
Accrued Payroll	$112,195	$76,934

TOTAL CURRENT LIABILITIES	$3,446,834	$3,191,640

TOTAL LIABILITIES	$3,446,834	$3,191,640

Minority Interest	$383,776
CAPITAL STOCK
Common Stock, $0.001 per share
Authorized Shares: 75,000,000
Issued Shares: 11,398,341	$11,398	$8,001
Paid-in Capital
Retained Earnings	$1,316,129	$-78,984

TOTAL SHAREHOLDERS' EQUITY	$2,874,528	$-70,983
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,705,138	$3,120,657

TALLY HO VENTURES, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
	Six Months Ended
	June 30	June 30
	2006	2005

Commission and Advisory Fees Received	$3,734,060.00	$2,948,413.78
Commission Paid to Advisors	$-1,658,146.38	$-1,575,073.24

GROSS MARGIN FROM OPERATIONS	$2,075,913.63	$1,373,340.53

Operating Expenses
Remuneration & Social Security	$-806,068.25	$-769,069.72
Administrative Expenses	$-707,035.25	$-603,878.81
Depreciation & Financial Expenses	$-158,166.63	$-142,998.45

INCOME FROM OPERATIONS	$404,643.50	$-142,606.44

Other Revenues/Gains
Interest revenue	$11,868.75	$5,389.60
Income from Franchising	$562,688.97	$199,248.17
Provisions for Income Tax	$-206,257.50	$-114,287.28
Minority Interest	$-19,172.50

NET PROFIT (LOSS)	$753,771.22	$-52,255.95

BASIC INCOME PER SHARE	$0.06613	$-0.00653

Weighted average number of shares outstanding	11,398,341	8,000,715

TALLY HO VENTURES INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED JUNE 30, 2006
	Common Stock		Paid-in	Retained	Total
			Capital	Earnings	Equity
	Numbers	Amount	Amount	Amount	Amount

Balance at January 1 2006	8650624	$8,651	$0	$571,845	$580,496

Net profit for quarter ended
June 30, 2006				$744,284	$744,284
Shares issued	2747717	$2,748			$2,748

Balance at June 30, 2006	11398341	$11,399		$1,316,129	$1,327,528

TALLY HO VENTURES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income:	$753,771	$-70,983

Decrease in Accounts Payable	$-125,234	$-14,516
Increase in Escrow Accounts Payable	$580,160	$87,024
Decrease in Other Payables	$-464,455	$-7,060
Increase in Income Tax Payable	$229,462	$52,776
Increase in Accrued Liabilities	$35,261	$8,110
Decrease in Accounts Receivables	$171,147	$210,511
Decrease in Accrued Income	$4,913	$4,815
Increase in Escrow Accounts	$-889,898	$514,067
Increase in Other Receivables	$-450,995	$-166,868
Stock issued against debts or services	$1,547,000

NET CASH USED IN OPERATING ACTIVITIES	$1,391,132	$617,876

CASH FLOWS FROM NON-OPERATING ACTIVITIES
Decrease in Investment in Subsidiaries	$1,521	$350
Increase in Fixed Assets	$-27,706	$-6,372
Increase in Intangible Assets	$-1,217,697	$-36,531
Increase in Long-term Assets	$-48,529	$-47,558
Payments on notes payable to shareholders
Stock issued for Cash	$3,397
Increase in Minority Interest	$383,776

NET CASH USED IN NON OPERATING ACTIVITIES	$-905,238	$-90,112

Net change in cash and cash equivalents	$485,894	$527,764
Cash and cash equivalents at beginning of period	$537,067	$9,303

Cash and cash equivalents at end of period	$1,022,961	$537,067

TALLY-HO VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of TALLY-HO VENTURES, INC. (the “Company” or “TALLY-HO”) as of June 30, 2006 and the results of its operations and its cash flows for the half year period ended June 30, 2006 and 2005 have been included for the periods presented. The results of operations and cash flows for the half year period ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at June 30, 2005 has been extracted from the audited financial statements for the 12 months period ended December 31, 2005 but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. Appropriate adjustments have been made to the financial statements for the 12 months period to arrive at the 6 months period and are consistent year end financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest. Inter-company balances and transactions have been eliminated. All transactions that are related to discontinued operations are eliminated and wherever applicable are described separately.

3. Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

4. Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares as on the closing date of the reporting period.

5. Intangible Assets

Acquired intangibles totaled $2,287,129 and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired is classified as “Goodwill” on our consolidated balance sheets. The results of operations of the acquired business have been included in our consolidated results from the closing date forward.

6. Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures and office equipment. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets generally five years or less. Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations

7. Other Assets

Included in “Other Long-term Assets” on our consolidated balance sheets are amounts primarily related to security deposits for licenses.

8. Accrued Expenses and Other Current Liabilities

Included in “Accrued Payroll” at June 30, 2006 includes the accumulated indemnity and social security for employees. Commission Payable represents the brokers who are owed commission on the business in the pipeline which is included in the revenue on accrual basis.

9. Income Tax Payable

Income Tax Payable represents the Income tax liability to the Grand Duchy of Luxembourg based on the income of the previous year.

10. Commission and Advisory Fees Received

Commission and Advisory Fees Received included the accrued commission on business on the pipeline after providing for the normal lapses on historical basis.

11. Allowance For Doubtful Accounts

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

12. Cash and Cash Equivalents

As of June 30, 2006 and June 30, 2005 our cash and cash equivalents of $1,022,961 and $537,067, at fair value, primarily consisted of cash, and bank balances.

13. Long-Term Debts

We do not have any long term debts

14. Related Party Transactions

Minority interest represents 12.5% equity held by La Financiere Wolf Sarl, a company owned by Mr. Emanuel Wolf, Managing Director of Master Finance Holdings S A, in the company Master Finance Europe S A, an 87.5% subsidiary of Master Finance Holdings S A.

15. Legal Proceedings

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

16. Discontinued Operation

In the current fiscal year, the Company has franchised the operations of Belgravia Intervest Group Limited to Affinity Trust S A and later on sold the ownership rights to Amalgamated Holdings S A due to conflict of interest between the Company's future development plans and the operations of Belgravia Intervest Group Limited. During the reporting period Affinity Trust S A failed to comply with its responsibility as per the agreement with the Company and therefore, the Company had to rescind the franchise agreement with Affinity Trust S A and the agreement to sell the ownership of Belgravia Intervest Group Limited to Amalgamated Holdings S A.

During the reporting period, due to the franchising to Affinity Trust S A, assets of Belgravia Intervest Group Limited became depleted in value and at the same time chances of several potential legal claims increased which resulted in writing off of most of the assets of Belgravia Intervest Group Limited. An amount of $562,688.97 appearing on the books as income from franchising is yet to be recovered. The reporting amount is after providing sufficient provisions for bad debts. Considering the fact that the business of Belgravia Intervest Group Limited still remain in conflict with the interests of other business of the Company, the management was compelled dispose Belgravia Intervest Group Limited along with all potential risks of future claims. Therefore the Company entered in to an agreement to sell 100% share capital of Belgravia Intervest Group Limited with Consolidated Finance, Inc. A copy of the agreement dated June 29, 2006 is annexed to this report and marked as Exhibit 1.

17. Outstanding Commitments

In November 2005 the Company entered into a Letter of Intent with ProTrust. The operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, with key members of ProTrust management team entering into long-term employment contracts. Completion of the transaction is subject to final negotiation of a share purchase agreement, completion of due diligence and satisfaction of customary conditions to closing. The Company hasn’t signed the final agreement during the six months period ended June 30, 2006. However, the proposal is still in consideration and is likely to be completed with altered terms.

18. During the three months period since the last quarterly report was filed, the Company issued 4,747,717 fully paid up shares against values received other than in cash. The following are the details of the issuance of such shares for consideration in lieu of cash. Out of the above total additionally issued shares, 2,200,000 has been cancelled and added to the treasury making a net additional issue of 2,547,717 fully paid up shares. Such net additional shares were issued in connection with acquisition of ProTrust Private Clients S A. An 8K report shall be filed upon completion of the acquisition.

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

2. DESCRIPTION ABOUT THE COMPANY AND THE BUSINESS

Tally-Ho Ventures, Inc. was registered on November 21, 2002 as a Delaware corporation with authorized share capital of $75,000 divided into 75,000,000 ordinary shares with par value of $0.001 per share with its registered office at 3422 Old Capitol Trail, Suite 584, in the City of Wilmington, County of New Castle, Delaware 19808, United States of America.

On April 18, 2003, the Company filed a registration statement with Securities and Exchange Commission for an initial public offer of its shares for the purpose of developing its business in the field of production of short and feature-length films, television pilots and web-exclusive video skits and vignettes, distribution pf web-exclusive video skits and vignettes via the website and other relevant websites, in order to generate interest in the Company’s work and have its products purchased for distribution, submit its short and feature-length films to film festivals and markets, as well as to appropriate television channels, and also distribute these films via its website and other relevant websites, and finally, to send out copies of its films to members of the entertainment industry who might be interested in the content, attempt to show and/or submit its television pilots to executives at the appropriate television channels for the purpose of having its television programs air on their channels; or, in the alternative, generate interest in its television pilots by distributing them over its website, as well as circulating them among members of the entertainment industry. The Company filed six additional registrations statements to amend the original registration statement.

On November 7, 2003, the U.S. Securities and Exchange Commission declared the Company’s registered stock offering pursuant to Section 5 of the Securities Act of 1933 effective. The Commission assigned Company registration statement File No. 333-104631. The offering was commenced on November 7, 2003 with an offering date of November 7, 2003. The offering was terminated on January 1, 2004 after the sale of 1,065,875 shares at $0.01. The title of the class of equity that was registered and offered was Common Stock with $0.001 par value.

In the last quarter of 2004, the Company was approved for an un-priced quotation on the ‘Over The Counter Bulletin Board’ (OTC BB) stock quotation service. In the first quarter of 2005, the Company received a priced quotation on the OTC BB.

On May 9, 2005, the Company underwent a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented.

On May 12, 2005, the Company exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, an international business company registered in the British Virgin Islands. As a result of this reverse merger, Belgravia Intervest Group Limited became the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

On September 27, 2005, the Company entered into a Share Purchase Agreement for the acquisition of 100% of the ownership in Master Finance Group of companies, a Luxembourg based business group.

The Company’s business was then focused on international financial services and the operation of the company for the last 12 months proved to be successful.

The Company filed its quarterly reports on August 22, 2005, November 21, 2005 and its annual report on April 20, 2006. The first quarterly report of the current year was filed on May 1, 2006. The financial reports filed so far after the reverse merger and redirection of the business plans of the Company proves that the current line of operation of the Company is very successful.

3. MANAGEMENT OF THE COMPANY

The Company is not conducting any business directly and all its operations are carried down through subsidiaries. Therefore, the Company’s management is limited to very few key personals including the board of directors. Currently the management of the Company is by the following individuals:

A. Mr. Peter Smith.

Mr. Peter Smith was appointed as the Chairman, President and Chief Executive Officer of the Company immediately after the reverse merger has been completed. On the same day he was elected as a member of the board of directors of the Company.

Mr. Smith has over 22 years experience in the financial services industry. He started as a trainee broker of Ransburg and Co, Stock Brokers, Liverpool and in three years he became fully authorized in trading many instruments including T Bills and Eurobonds. In 1987 he joined as an options dealer with ICS Options Traders, dealing with dealer trading options, futures, market making in FTSE Index, arbitraging the differences between the three major moving markets, equity, options and futures.

In 1991, Mr. Smith joined Allied Dunbar Financial Management Division, as an advisor dealing with Allied Dunbar’s clients on single premium investments. In 1993 he joined Berkeley International; a Middle East based international financial adviser company as an adviser. Mr. Smith developed a branch with network of many sales people and increased the level of production of the company to a very high level.

In 1994, Mr. Smith started his own business in the name of Belgravia Group International and in 8 years he developed his business to a big organization with 23 offices spreading across continents Asia, Australia, Africa, Europe, and South America. In 2003 his business was merged with Intervest Limited to establish Belgravia Intervest Group Limited.

Upon reverse merger with the Company Mr. Smith became the Chairman, President and Chief Executive Officer of the Company.

Mr. Smith signed an employment contract with the Company upon reverse merger and the terms of the agreement has been revised in the reporting quarter. A copy of the current and revised employment agreement is attached to this report as Exhibit 2.

Considering the vast responsibility he was undertaking, the management of the Company decided to appoint another person as the Chief Executive Officer of the Company. With effect from April 1, 2006 Mr. Nigel Gregg was appointed as the Chief Operating Officer and with effect from July 1, 2006, Mr. Nigel Gregg has been promoted as the Chief Executive Officer and President of the Company and Mr. Smith stepped down from the positions Chief Executive Officer and President to spend more time on developing the business of the Company by expanding the acquisition process to bring more and more subsidiaries under the management of the Company. Mr. Smith currently retains the position of Chairman of the Company and remains as a member of the board of directors.

B. Mr. Jose Meleth

Mr. Jose Meleth was appointed as a Vice President, Treasurer, Chief Financial Officer and Secretary of the Company immediately after the reverse merger has been completed. On the same day he was elected as a member of the board of directors of the Company.

Mr. Meleth obtained his Bachelors Degree in Commerce in the year 1987, Masters Degree in Commerce in the year 1989 and Bachelors Degree in Law in the year 1991 from Mahatma Gandhi University. He obtained Masters Degree in Law from Bombay University in the year 1997. Mr. Meleth is a qualified accountant. Mr. Meleth's accomplished finance career includes roles as auditor and counsel to the Ministry of Finance, Government of India. He has participated in the investigations for the Bombay Stock Exchange Securities Division and acted as auditor in numerous securities transactions.

Mr. Meleth joined Intervest Limited in 1998 as chief accountant and advanced to the post of chief financial officer and finance director in 2000.

With effect from May 12, 2005 Mr. Meleth was appointed as a member of the Board of Directors, Vice President, Chief Financial Officer and Company Secretary of the Company.

Currently he is director of several companies based in several countries, overseeing the finance, credit, operations, payroll, legal and lending areas. Mr. Meleth also works closely with the Chief Executive Officer developing and executing the comprehensive business and financial management strategies required in accomplishing the Company’s growth objectives.

Mr. Meleth is a member of the International Bar Association, London, the Institute of Directors, London, the Chartered Insurance Institute, London; the Association of International Accountants, London; and the Institute of Financial Consultants, USA.

Mr. Meleth signed an employment contract with the Company upon reverse merger and the terms of the agreement has been revised in the reporting quarter. A copy of the current and revised employment agreement is attached to this report as Exhibit 3.

C. Mr. Nigel Gregg

Mr. Gregg has over 15 years experience in the financial services industry. He started as a trainee accountant for KPMG, Dublin and in five years he became a fully qualified Certified Accountant. In 1995 he joined as financial controller with Quality Goods International, a large distribution company based in Dublin.

In 1999, Mr. Gregg joined Prudential International, as an accountant. In 2001 he moved departments within Prudential International; and joined the newly formed international division of Prudential International, looking to promote sales of its product within Europe. Mr. Gregg was responsible for developing business opportunities in Europe. He spent the last three years establishing relationships with distributors, which now represent 40% of Prudential's international sales.

Mr. Gregg signed an employment contract with the Company upon appointment as the Chief Operating Officer and the said agreement has been amended to incorporate his promotion as the Chief Executive Officer and President of the Company. A copy of the current and revised employment agreement is attached to this report as Exhibit 4.

4. SUBSIDIARIES OF THE COMPANY

Tally-Ho Ventures, Inc. as of now does not engage in any business activities wherein it has direct involvement with the customers or clients. All business operations of the Company are carried out through the subsidiaries.

A. BELGRAVIA INTERVEST GROUP LIMITED

On May 12, 2005, the Company exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, an international business company registered in the British Virgin Islands. As a result of this reverse merger, Belgravia Intervest Group Limited became the operating company and the business plan associated with the Company prior to the transaction has been abandoned.

Belgravia Intervest Group Limited is a wealth management organization focused on serving the needs of families and high net worth individuals throughout the world, with over $450 million under management providing a broad range of sophisticated services, including financial counseling, estate planning, asset allocation, investment management and corporate services.

Belgravia Intervest Group Limited was registered as Intervest Limited on November 28, 1995 as an international business company under Cap 291 of the International Business Companies Act of British Virgin Islands. On March 4, 2003, Intervest Limited was merged with Belgravia Group International Limited, a company which was registered in the Republic of Seychelles as per the provisions of the International Business Companies Act 1994 of the Republic of Seychelles, to form Belgravia Intervest Group Limited. Although the geographical scope and the scope of services provided by the combined Belgravia Intervest Group Limited have greatly expanded, the focus on providing services to expatriates has remained.

There are currently estimated to be 25 million expatriate workers and this figure is projected to grow by 15% per year. More couples are retiring overseas at an earlier age. Overseas positions are well paid; but few companies offer the benefits of a decade ago. Many workers are required to take care of themselves when it comes to financial planning and health care. (Source: Merrill Lynch, Cap Gemini and Ernst & Young). This represents a significant market, growing market for the wealth management industry and Belgravia Intervest Group Limited was well placed to service this growing market.

In the light of the implementation of the U S Patriot Act and its reflection in various countries, during the second half of 2005, the management decided to focus the Company’s future business into continental Europe and to limit its operations with in OECD countries. Pursuant to this new vision of the management, the Company adopted necessary steps to acquire running business operating in the financial services industry within European Union and other OECD countries.

After acquisition of Master Finance Holdings S A, a Luxembourg based financial services company; the Company franchised the operations of Belgravia Intervest Group Limited to Affinity Trust S A and sold the entire shares of Belgravia Intervest Group Limited to Amalgamated Holdings S A as a package. However, Affinity Trust S A failed to comply with its obligations and therefore, the franchising and sale of shares were cancelled in the month of June 2006. Due to the conflict of interest in maintaining the ownership of Belgravia Intervest Group Limited and anticipating the possibilities of potential claims for compensations if kept under the same ownership, the management decided to dispose the ownership of Belgravia Intervest Group Limited by selling 100% shares in Belgravia Intervest Group Limited to Centurion Finance, Inc. for the consideration of $250,000 and for a guarantee with an undertaking to indemnify the Company from any claims for compensation due to the operations of Belgravia Intervest Group Limited or due to the ownership of Belgravia Intervest Group Limited by the Company during the period of May 12, 2005 to June 30, 2006. The consideration amount has been paid by the buyer after the reporting date of these statements but before the report is filed and therefore there shall not be any revocation of the agreement dated June 29, 2006 between the Company and Centurion Finance, Inc. A copy of the agreement dated June 29, 2206 is annexed to this report as Exhibit 1.

The entire assets related to Belgravia Intervest Group Limited was already written off during the last financial year and the audited Balance Sheet as on December 31, 2005 does not contain any assets from Belgravia Intervest Group Limited. Therefore, disposing the ownership of Belgravia Intervest Group Limited shall not affect the asset base or financial position of the Company negatively.

Belgravia Intervest Group Limited and its affairs and management shall not be reported by the Company from now onwards.

B. MASTER FINANCE HOLDINGS S A

On September 27, 2005, the Company entered into a Share Purchase Agreement for the acquisition of 100% of the ownership in Master Finance Group of companies, a Luxembourg based business group.

The Master Finance Group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg and Belgium. MFG markets products through its proprietary sales force of around 20 people and its network of over 200 insurance brokers. The products which are marketed by MFE are done so on an exclusive basis in the regions in which they operate and they enjoy monopoly in their area of business. There are no other competitors to MFG in some of the product line in its regions of operation.

The original model for MFG was developed in 1980 selling American mutual funds and American Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance.

In 1991 MFG diversified its products base into offering with profit investment funds from high profile providers and sales peaked in the year 2001 at $290,000,000 in total sales.

Sales were further impacted with the closure of certain funds and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems MFG renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time MFG negotiated with Prudential plc, subsidiaries of which are authorized and regulated by the Financial Services Authority, in United Kingdom to offer a with profit based fund on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved by 20% year on year.

MFG operates on an "initial commission" basis because of the nature of the products that are sold. No monthly payment products exist, although there is a development in the pensions and the mortgage area being developed presently. With initial commission MFG is not susceptible to any claw back commissions. There are a small amount of renewal commissions amounting to $200,000 per annum.

MFG had a geographically diverse shareholding which, the management felt, was over complicated and required restructuring prior to a sale. This has been achieved registering new companies in Belgium and Luxembourg. Master Finance Belgium S A was registered to take over all the Belgium based business and Master Finance Europe S A was registered for the purpose of taking over of Luxembourg based operations. Thereafter Master Finance Holdings S A was formed to bring all the operations under a single umbrella.

Management of Master Finance Holdings S A:

Mr. Jose Meleth: General Director: Mr. Meleth, who is a member of the Board of Directors, Vice President, Chief Financial Officer and Company Secretary of the Company of Tally-Ho Ventures, Inc., also acts as the Managing Director of Master Finance Holdings S A.

Mr. Peter Smith: Director: Mr. Smith, who is a member of the Board of Directors, Vice President and Chairman of Tally-Ho Ventures, Inc., also acts as a director of Master Finance Holdings S A.

Mr. Emmanuel Wolf: Founder and Director: Mr. Wolf has been involved in the financial services advisory industry since the beginning of seventies. Mr. Wolf is the founder of Master Finance Group and still remains as the driving force behind the successful operation of Master Finance Group. Mr. Wolf is currently the Managing Director of Master Finance Belgium S A and Master Finance Europe S A, the two subsidiaries of Master Finance Holdings S A. Mr. Wolf is in charge of the entire operations of the de facto business of Master Finance Group through the two subsidiaries of Master Finance Holdings S A.

Rvo Drie Koningen N V duly represented by Mr. Rainier Van Outryve d’Ydewalle is a director of Master Finance Holdings S A and Master Finance Europe S A as an observer and their appointment is based on the local requirements for external directors to ensure the transparent and prompt management of companies in the country.

Ms. Sabrine Wolf: Director: Ms. Wolf has a degree in marketing. She has been working with Master Finance Group over a number of years and she joined MFG full time in 1999 as the person in charge of the marketing department and customer relationship management. Ms. Sabrine Wolf is daughter of Mr. Emmanuel Wolf.

Mr. Andre Geskens: Sales Manager: Mr. Geskens is responsible for the Belgian market. Mr. Geskens has over 30 years experience in the sales field. He joined Master Finance Group in 1996. He is responsible for the sales performance of the Belgian Consultants and for developing business from the outsourced Insurance Brokers.

Mr. David Martin: Product Manager: Mr. Martin is responsible for the technical management of the products in MFG. He has extensive knowledge of the products distributed by MFG having provided technical product support for 14 years.

Staff: There is 7 full-time employed staff within MFG, 5 in the administration and 2 in the marketing. The sales force consists of 20 fulltime consultants who are remunerated on a commission only basis. The average age of the consultants is 45 and the average tenure is 10 years. This represents a stable sales force. As the sales staff has become older, some have recruited sons or daughters in order to continue with the client base and business that has been built by parents. Although a small recruitment process is underway, the recruitment situation is more organic than organized as the need for further recruitment is minimal.

MFG has a mature client base of 4000 developed since inception from both direct sales and through insurance brokers. The average per capita investment from direct sales client is $200,000 and the average investment from an insurance broker’s client is $100,000. Currently the size of funds introduced into various products is $625,000,000. New business is generated by 50% re-investment from clients, 17% referrals and 33% new business. Although new business is, of course, important the high level of referrals and re-investment indicate a stable client base. The client base of each Consultant belongs to MFG and not to the consultant. There is no arrangement in place, as other companies do, to purchase the client base upon a consultant leaving the Company.

Master Finance Europe S A is regulated in Luxembourg by Commissariat aux Assurances and Master Finance Belgium S A is regulated in Belgium by Commission Bancaire, Financier et des Assurances. License No. 62099. Both the companies operate a representative office through a passport arrangement in France.

C. PROTRUST PRIVATE CLIENTS S A

On November 29 2005, the Company signed a heads of agreement to execute a Sales Purchase Agreement for the acquisition of 100% of the ownership interest of ProTrust Private Clients S.A. (ProTrust). ProTrust which was originally established in 1992, transformed itself into an authorized fiduciary trust in August 1996 and named as ProTrust Switzerland SA; the name changed to ProTrust Private Clients SA in February 2001, as part of a group re-branding exercise. ProTrust was set up specifically to manage leveraged with-profits investments for high net worth investors, under the terms of a discretionary management agreement. Over the last nine years, ProTrust has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. ProTrust is a fully authorized fiduciary company, subject to the regulatory control of Swiss Cantonal Government. As such ProTrust is able to offer full range of services to its clients including: full discretionary management, holding clients assets in ProTrust's name, and trading for clients over a wide range of assets including investments and real estate.

ProTrust has been subject to regular regulatory inspections by KPMG on behalf of the OADFCT and no regulatory issues have been raised.

ProTrust has successfully acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Switzerland and the Far East and is regarded as one of the founders of leveraged With-Profits business. ProTrust has managed this type of business successfully for over a decade. Success has come through specialization and concentration on a niche product and by providing services for investors and distributors.

Management of ProTrust:

Mr. Chris Mathew: Managing Director. Mr. Chris Mathew has over 30 years experience in the banking and financial services industry. He was sales and marketing director for Clerical Medical Insurance Company and was a director of ProTrust Financial Services Group S A, prior to being appointed as Managing Director of ProTrust.

Mr. Luigi Piffaretti: Director - Fiduciary: Mr. Luigi Piffaretti is an authorized fiduciary and has been with ProTrust since 2001 and has over 30 years banking, investment and fiduciary experience in Switzerland.

Maurizio Cattaneo: Director - Fiduciary: Mr. Maurizio Cattaneo is an authorized fiduciary and has been with ProTrust since 2003 and prior to that worked at Raiffaisen and UBS. He has over 20 years experience in banking and financial services.

Having been established for some years in the market the management and support team is extremely competent and well experienced. ProTrust is very cost effective, as it is able to manage a large portfolio without the need for large numbers of staff. Under the terms of the letter of intent, the operations of ProTrust are expected to become an operating subsidiary of Tally-Ho Ventures, Inc. with key members of the ProTrust management team entering into long-term employment contracts. The required due diligence and customary conditions for closing the transaction are complete and the Company is in the final stage of executing the final share purchase agreement. At the time of this report is signed ProTrust Private Clients S A has not become a subsidiary of the Company.

5. BUSINESS PLANS FOR ACTION AND EXECUTION.

The management of the Company is in the preparation and formalizing various business plans for the development of the Company toward the future. Such plans include, but not limited to:

i.	Develop distribution channel - business model/financial template;
ii.	Develop all business units to critical mass, financial stability and to `franchise model' capability;
iii.	Continually look at opportunities to acquire or link with other international IFAs;
iv.	Grow manpower and turnover in each distribution channel to critical mass in line with the defined financial templates;
v.	Develop professional alliances with banks, accountants and solicitors in all territories;
vi.	Develop and grow recurring income streams;
vii.	Market Opportunities; The management see two key areas of market opportunities within the current market that provide them with the potential to become the dominant brand;
viii.	Distribution Opportunity;
ix.	Client Proposition Opportunity

The international financial advisory market displays a number of unique characteristics, which can be summarized as follows:

i.	The market is fragmented, ill disciplined and dominated by one/two man financial advisers.
ii.	The market is still largely commission driven although this situation is evolving.
iii.	Most of these small financial advisers are focused on cash flow. They lack the financial resources and expertise to develop their businesses beyond break-even.
iv.
Following the closure of Towry Law International in 2004, no financial advisers group dominates the market, most financial advisers groups disintegrate after a few years usually because of the short term `lifestyle-management' approach adopted by the principals of the businesses concerned.

Although regulation is poor and inadequate in many territories, the situation is evolving rapidly. The United Kingdom compliance model is being introduced in many jurisdictions and international financial advisers are concerned by, and are largely unprepared for, the consequences and the costs of regulation.

Few international financial advisers have made significant investment into IT support systems and personnel. This will hamper their ability to survive healthily in the more regulated markets.

Without adequate funding, marketing support and operating in unregulated environments, many financial advisers lack the credibility that the group status carries.

There is growing awareness among product and service providers of the need to align themselves only with the good quality, productive financial advisers who will emerge as winners in this environment.

6. RESULTS OF OPERATIONS

For revenue comparison purposes, it is important to note that the Company's operations began after the reverse merger reorganization which was finalized on May 11, 2005. However, due to franchising the operations and later on considered as discontinued operation, last years quarterly reports had to be adjusted to make the comparison realistic and effective.

Revenues from continuing operations for the half year period ended June 30, 2006 were $3,734,060.00 which is 223.92% of the revenues during the quarter ended March 31, 2006 which was $1,667,542, and 26.65% higher compared to revenues of $2,948,413.78 for the same period ended last year.

The increase in revenues is as a result of the acquisition of extensive marketing programs newly introduced by the subsidiaries of the Company and reduction in cost on several areas. Management of the Company has re-focused the Company on building a new revenue stream from new acquisitions of profit making companies with similar nature of operations.

Cost of revenue was $1,658,146.38 for the reporting period which is 134.56% higher than the cost of revenue for the quarter ended March 31, 2006 being $706,914 and 5.27% increase from the corresponding figure for the same period one year earlier. It is a great achievement that at an increase of 5.27% cost of revenue, 26.65% increase in revenue has been reached.

The gross profit from continuing operations for the half year ended June 30, 2006 was $2,075,913.63 which is 116.10% higher than $960,628, being the corresponding figure for the first quarter ended March 31, 2006 and 51% higher than the corresponding figure for the same period one year earlier.

The selling, general and administrative expenses for half year period ended June 30, 2006 were $1,671,270.13 where as the corresponding amount for the quarter ended March 31, 2006 was $830,230 and $1,515,946.98 for the same period last year. When the gross profit increased by 51%, the administrative expenses increased only by 10.25%. Our expenses were made up primarily of general overhead.

The Company made a net profit of $753,771.22 for the half year period ended June 30, 2006 whereas the net profit for the quarter ended March 31, 2006 was $315,003.00 and the same period last year there was a loss of $52,255.95. The profit for the half year ended June 30, 2006 consisted primarily of profit from the operations of subsidiaries of Master Finance Holdings S A and franchising of Belgravia Intervest Group Limited which is a discontinued operation for the current fiscal year.

7. LIQUIDITY AND CAPITAL REQUIREMENTS

As of June 30, 2006, the Company had a cash balance of $1,022,961 and total current assets of $4,242,400. Total assets were $6,705,138. The cash balance has increased by 90.47% and the total assets were increased by 114.86% from the figures for the same period last year.

The Company's current liabilities were $3,446,834 as of June 30, 2006, and total liabilities were the same. When the cash balance and assets were increased by 90.47% and 114.86% respectively, the liabilities of the company has gone up by 8%.

8. RISKS AND UNCERTAINTIES:

If the Company does not continue to create, attract and retain viable products in the wealth management industry, the profitability could be adversely affected.

The wealth management industry has experienced considerable growth in the past decade. Changing demographics and concern about financial security in retirement, compounded by a continuing low-interest rate environment, are expected to result in a continued increase in assets available for investment. In recent years, investors have endeavored to increase their knowledge of available investment products and services, and wealth management firms have responded by increasing the availability of and access to information in respect of these wealth management products and services. Simultaneously, there has been an increase in the number, type and sophistication of products and services offered by financial institutions. The Company believes that these changing factors will result in an increased number of investors seeking some level of professional financial and investment advice in managing their investments. The Company is well positioned to meet this challenge as it continues to establish itself as a fully integrated wealth management business, combining professional investment management products, solutions and services with knowledgeable financial advisory professionals.

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

Changing regulatory requirements may affect the profitability of our business or limit our ability to conduct business

The regulatory operating environment for wealth management and financial services continue to expand and becoming more regimented and complex. The Company supports regulatory changes that enhance the integrity and reputation of our industry and that protect the interests of our client base. The Company's compliance personnel actively participate in the development of new legislation and regulation. However, new regulatory requirements may involve changes to the way we currently conduct our business or may increase the cost and associated profitability of our business. The Company believes that its ability to comply with all applicable laws and regulations including these emerging changes is dependent upon the establishment, implementation and maintenance of extensive compliance policies and procedures. The Company has a team of experienced compliance personnel that works full time on these efforts. When the Company completes an acquisition, it is possible that the acquired company's compliance standards may have been insufficient or not as developed as those of the Company. The Company attempts to resolve compliance issues through its due diligence review; however, it is possible that its review will not identify all possible problems.
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

The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements for a variety of purposes, including business acquisitions, to capitalize on unanticipated opportunities, as well as to respond to competitive pressures. Additional equity funding will reduce the percentage ownership of the existing shareholders of the Company and may dilute net book value per share. It is also possible that any such equity funding may involve securities which have rights or privileges senior to those of holders of common shares or that any debt financing, if available, may involve restrictive covenants. There can be no assurance that such additional funding, if needed, will be available on economic terms, or at all.

The Company has assumed certain credit risks.

The Company is exposed to the risk that third parties that owe the Company cash, securities or other assets may not fulfill their obligations, due to lack of liquidity, bankruptcy, operational failure or other cause. These parties include trading counterparties, customers, clearing agents, exchanges, clearing houses, other financial intermediaries, and issuers whose securities are held by us.

The franchising income reported is not realized yet.

In spite of the fact that the franchising income is due to the Company as per the agreement between the parties, the management is not in a position to ascertain the realization of the amounts outstanding. Provisions are allocated as per the usual practice for the sundry debtors of the Company. However, the liquidity of the amount shall depend on the ability of the debtor which the management is not ion a position to foresee. Any unrealized part of the amounts shown as due after the provisions shall affect the profitability for the current year.

Managerial remuneration

The managerial remuneration reported for the last year was based on the actual payment and the actual payment was adjusting the part of the managerial remuneration waived by the relevant members of the management. For the current year the management has not adjusted the managerial remuneration yet and the provisions made are proportionate to the last year’s managerial remuneration and if the management decides not to waive the remuneration or the amount waived is less than the proportionate provisions that has been made, that may affect the profit adversely.

9. OFF BALANCE SHEET TRANSACTIONS

None.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period since the last quarterly report was filed, the Company issued 4,747,717 fully paid up shares against values received other than in cash. The following are the details of the issuance of such shares for consideration in lieu of cash. Out of the above total additionally issued shares, 2,200,000 has been cancelled and added to the treasury making a net additional issue of 2,547,717 fully paid up shares. Such net additional shares were issued in connection with acquisition of ProTrust Private Clients S A. An 8K report shall be filed upon completion of the acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to Article II Section 9 of the bylaws and 8 Del code § 228(a), on May 1, 2006 majority shareholders of the Company consented and approved the re-appointment of the existing directors. The consent in lieu of general meeting of the share holders is attached to this report as Exhibit 5

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

None

ITEM 6. EXHIBITS

INDEX OF EXHIBITS:

1. Share Purchase Agreement between Tally-Ho Ventures, Inc. and Centurion Finance, Inc. dated June 29, 2006.
2. Employment Agreement between Tally-Ho Ventures, Inc and Peter J Smith dated May 1, 2006
3. Employment Agreement between Tally-Ho Ventures, Inc and Jose M Meleth dated May 1, 2006
4. Employment agreement between Tally-Ho Ventures, Inc and Nigel Gregg dated July 1, 2006
5. Consent of Majority Shareholders dated May 1, 2006
31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: July 25, 2006

/s/ Nigel Greg

Nigel Greg President & Chief Executive Officer