Form 10QSB
period 2006-09-30
TALLY HO VENTURES INC
filed 2006-11-15
CIK 1226944

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 1, 2006, there were 13,937,985 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             TALLY-HO VENTURES, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                03

Item 1.  Financial Statements (Unaudited)                                    04

         Condensed Consolidated Balance Sheets
         September 30, 2006 and 2005                                         04

         Condensed Consolidated Statements of Income for
         Nine Months Ended September 30, 2006 and 2005                       05

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2006 and 2005                       06

         Notes to Unaudited Condensed Consolidated Financial
         Information September 30, 2006                                      07

Item 2.  Management's Discussion and Analysis
         Risks and Uncertainties                                             10

Item 3.  Controls and Procedures                                             24

PART II. OTHER INFORMATION                                                   25

Item 1.  Legal Proceedings                                                   25

Item 2.  Unregistered Sales of Equity and Use of Proceeds                    25

Item 3.  Defaults upon Senior Securities                                     25

Item 4.  Submission of Matters to Vote of Security holders                   25

Item 5.  Other Information                                                   25

Item 6.  Exhibits                                                            25

Signatures                                                                   26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Tally-Ho Ventures, Inc. (the "Company") for the nine months ended September 30, 2006 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                             TALLY-HO VENTURES, INC.
                      Condensed Consolidated Balance Sheets
                                   [Unaudited]

                                                    As at             As at
                                                Sep 30, 2006       Dec 31, 2005
Assets
   Current Assets
      Cash and Cash Equivalents                  $1,378,589         $622,563
      Escrow Accounts                            $3,646,301       $5,304,681
      Sales Ledger Receivables                     $739,521       $2,543,992
      Other Receivables                            $637,803         $117,027
      Accrued Income                               $243,928          $14,738
      Prepaid Expenses                                   $0           $2,403

   Total Current Assets                          $6,646,142       $8,605,404
                                                 ------------------------------

   Long-term Investments                           $654,956          $18,985
   Property-Plant and Equipment
      Furniture and Fittings                        $31,526          $63,341
      Office Equipment                              $52,470          $93,403
   Intangible Assets
      Acquired Client Relationships                      $0       $3,716,698
      Goodwill                                   $7,276,298       $3,168,117
                                                 ------------------------------
Total Assets                                    $14,661,393      $15,665,948
                                                 ==============================
Liabilities & Stockholders' Equity

   Current Liabilities
      Escrow Accounts Payable                    $3,642,552       $5,155,848
      Other Amounts Payable                        $296,426       $1,566,492
      Commission Payable                         $1,018,891       $1,980,863
      Income Tax payable                           $447,153         $395,895
      Accrued Expenses                             $209,309         $135,586

   Total Current Liabilities                     $5,614,332       $9,234,684
                                                 ------------------------------
   Other Liabilities
      Minority Interest                            $442,880         $338,968

   Total Liabilities                             $6,057,212       $9,573,652
                                                 ------------------------------
   Capital Stock
   Common Stock, par value $0.001 per share
   Authorized Shares: 75,000,000
   Issued Shares: 13937985                          $13,938           $8,651
   Paid-in Capital                               $6,547,026               $0
   Retained Earnings                             $2,043,217       $6,083,645

   Total Shareholders' Equity                    $8,604,180       $6,092,296
                                                 ------------------------------
                                                 ------------------------------
Total Liabilities & Shareholders' Equity        $14,661,393      $15,665,948
                                                 ==============================

                             TALLY-HO VENTURES, INC.
                    Condensed Consolidated Income Statements
                                   [Unaudited]

                                            For the         For the          For the         For the
                                             Period          Period           Period          Period
                                           Jul 1 to        Jul 1 to         Jan 1 to        Jan 1 to
                                       Sep 30, 2006    Sep 30, 2005     Sep 30, 2006    Sep 30, 2005
                                      --------------------------------------------------------------
Commission and Fees Received             $5,244,441      $1,095,540       $8,978,501      $3,055,152
Commission and Fees Paid                -$2,350,905       -$670,146      -$4,009,051     -$1,868,846

Gross Margin from Operations             $2,893,537        $425,394       $4,969,451      $1,186,306
                                      --------------------------------------------------------------

Operating Expenses
   Remuneration & Social Security         -$901,976        -$54,516      -$1,708,044       -$152,029
   Administrative Expenses              -$1,399,731       -$185,243      -$2,106,766       -$546,589
   Depreciation                            -$59,196        -$12,978        -$217,363         -$8,934

Income from operations                     $532,634        $172,657         $937,278        $478,754
                                      --------------------------------------------------------------
Other Revenues/Gains
   Interest revenue                         -$6,896            $548           $4,793          $1,528
   Income from Franchising                       $0              $0         $562,689              $0
Provisions for Income Tax                  -$18,141              $0        -$224,399              $0
Minority Interest                           -$8,065              $0         -$27,238              $0

                                      --------------------------------------------------------------
Net Profit                                 $499,531        $173,205       $1,253,122        $480,282
                                      ==============================================================
Net Income per share,                         $0.04           $0.02            $0.09           $0.06
Basic and Diluted
Weighted average number of shares        13,937,985       8,000,750       13,937,985       8,000,750
Outstanding, Basic and Diluted

                             TALLY-HO VENTURES, INC.
                 Condensed Consolidated Statements of Cash Flow
                           September 30, 2006 and 2005
                                   [Unaudited]
                                                        For the         For the
                                                         Period          Period
                                                       Jan 1 to        Jan 1 to
                                                   Sep 30, 2006    Sep 30, 2005

Cash Flows from Operating Activities:
Net Income:                                          $1,253,122        $480,282
Adjustments to reconcile net income to net cash
Decrease in Escrow Accounts                          $1,658,380              $0
Decrease in Accounts Receivables                     $1,804,471        $187,024
Increase in Other Receivables                         -$520,776              $0
Increase in Accrued Income                            -$229,190              $0
Decrease in Pre-paid Expenses                            $2,403          $2,385
Increase in Long Term Investments                     -$635,971              $0
Amortization and Depreciation                           $72,748         $38,934
Decrease in Escrow Accounts Payable                 -$1,513,296              $0
Increase in Other Amounts Payable                      $276,960              $0
Decrease in Accounts Payable                          -$961,972       -$787,678
Increase in Income Tax Payable                          $51,258              $0
Increase Accrued Liabilities                            $73,723         -$8,952
Minority Interest                                      $103,912              $0
                                                   ----------------------------
Net Cash flow from operating activities              $1,435,772        -$88,005
                                                   ----------------------------
Cash Flows From Investing Activities
Cash Acquired in Acquisition                           $228,788              $0
Acquisition of minority interest                      -$908,534              $0
                                                   ----------------------------
Net Cash flow from investing activities               -$679,746              $0
                                                   ----------------------------
Cash and cash equivalents at beginning of period       $622,563        $286,859
                                                   ----------------------------
Cash and cash equivalents at end of period           $1,378,589        $198,854
                                                   ============================

                             Tally-Ho Ventures, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Tally-Ho Ventures, Inc. (the "Company" or "Tally-Ho") as of September 30, 2006 and the results of its operations and its cash flows for the nine months period ended September 30, 2006 and 2005 have been included for the periods presented. The results of operations and cash flows for the nine months period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at September 30, 2005 has been extracted from the audited financial statements for the 12 months period ended December 31, 2005 but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. Appropriate adjustments have been made to the financial statements for the 12 months period to arrive at the 6 months period and are consistent year end financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest. Inter-company balances and transactions have been eliminated. All transactions that are related to discontinued operations are eliminated and wherever applicable are described separately.

The following are the details of results of operations [Reg. 310 (b)] related to the subsidiaries:

Master Finance Holdings SA

Gross Margin from Operations                        $3,590,038
Operating Expenses                                 -$2,512,813
Income from operations                              $1,077,225
Interest revenue                                        $4,259
Provisions for Income Tax                            -$198,408
Minority Interest                                     -$27,238
Net Profit                                            $855,837

Master Trust SA

  Gross Margin from Operations                      $1,379,413
  Operating Expenses                               -$1,206,671
  Income from operations                              $172,742
  Interest revenue                                        $534
  Provisions for Income Tax                           -$25,991
  Net Profit                                          $147,285


3. Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, income tax, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net profits presented.

4. Earnings per Share

Basic earnings per share are calculated using our weighted-average outstanding basic common shares as on the closing date of the reporting period.

5. Intangible Assets

Acquired intangibles totaled $7,276,298 and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired is classified as "Goodwill" on our consolidated balance sheets. The results of operations of the acquired business have been included in our consolidated results from the closing date forward.

6. Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures and office equipment. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets generally five years or less. Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations

7. Escrow Accounts

Escrow Accounts represent monies received by Master Finance Europe SA and Master Finance Belgium SA from their clients and held in the accounts of the respective subsidiary companies on behalf of clients and would be paid to various financial and investment institutions when formalities related to investment transaction are complete. It is, in short, third parties' monies held in bank accounts in the name of the subsidiaries of the Company. There is an item under the Current Liabilities with the title Escrow Accounts Payable which represents total amounts payable on behalf of clients and the variance represents accumulated interest revenue.

8. Other Assets

Other Long-term Assets included in our consolidated balance sheets are amounts primarily related to security deposits for licenses.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses at September 30, 2006 include the accumulated indemnity and social security for employees. Commission Payable represents the brokers who are owed commission on the business in the pipeline which is included in the revenue on accrual basis.

Income Tax Payable represents the income tax liability to the Grand Duchy of Luxembourg based on the income of the previous year.

10. Commission and Advisory Fees Received

Commission and Advisory Fees Received include the commission earned and realized together with accrued commission on business in the pipeline after providing for the normal lapses on historical basis.

11. Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibles is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.). The receivables are mainly from banking and non banking financial institutions and therefore, historically bad debts are negligible. However, in the current financial statement for the quarters reported, an amount of $312,689 has been written off out of the total amounts receivable from franchisees, based on the franchise agreement and has shown as an income in the first two quarters. The said amount of bad debts is included in the Administrative Expenses.

12. Cash and Cash Equivalents

As of September 30, 2006 and December 31, 2005 our cash and cash equivalents of $1,378,589 and $622,563 were assessed at fair value and were consisted of cash, and bank balances.

13. Long-Term Debts

We do not have any long term debts

14. Related Party Transactions

Minority interest represents 12.5% equity held by La Financiere Wolf Sarl, a company owned by Mr. Emanuel Wolf, Managing Director of Master Finance Holdings S A, in the company Master Finance Europe S A, an 87.5% subsidiary of Master Finance Holdings S A.

15. Legal Proceedings

In the ordinary course of business, the Company, from time to time is involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

16. Discontinued Operation

In the previous fiscal year, the Company had franchised the operations of Belgravia Intervest Group Limited to Affinity Trust S A and later sold the title of ownership to Amalgamated Holdings S A to avoid conflict of interest between the Company's future development plans and the operations of newly acquired subsidiaries with Belgravia Intervest Group Limited. Affinity Trust S A failed to comply with its responsibilities as per the franchise agreement and therefore, the Company had to rescind the franchise agreement and also the agreement to sell the title of ownership in Belgravia Intervest Group Limited to Amalgamated Holdings SA. Considering the fact that the business of Belgravia Intervest Group Limited still remained in conflict with the interests of other subsidiaries of the Company, the management sold all the assets and liabilities of Belgravia Intervest Group Limited to Consolidated Finance, Inc for the sum of $250,000 and for a guarantee to indemnify the Company from any claims for compensation from the clients of Belgravia Intervest Group Limited.

17. Revenue Recognition

The entire income reported was accounted based on commission actually earned by the Company or its subsidiaries. Company's subsidiaries provide financial advice to its clients and clients invest money based on advice of officers or consultants of the subsidiaries. The subsidiary will be paid commission on the basis of funds placed by the client with the investment product provider. Upon receipt of documents proving investment by client, the transaction will be complete and commission can be considered as earned. The Company's income is basically commission from investment companies and when an investment is completed by a customer the commission income has become due to the Company and at that stage, the Company considers the income as recognizable in compliance with SAB Topic 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On April 18, 2003, the Company filed a registration statement with Securities and Exchange Commission for an initial public offer of its shares for the purpose of developing its business in the field of production of short and feature-length films, television pilots and web-exclusive video skits and vignettes, distribution pf web-exclusive video skits and vignettes via the website and other relevant websites, in order to generate interest in the Company's work and have its products purchased for distribution, submit its short and feature-length films to film festivals and markets, as well as to appropriate television channels, and also distribute these films via its website and other relevant websites, and finally, to send out copies of its films to members of the entertainment industry who might be interested in the content, attempt to show and/or submit its television pilots to executives at the appropriate television channels for the purpose of having its television programs air on their channels; or, in the alternative, generate interest in its television pilots by distributing them over its website, as well as circulating them among members of the entertainment industry. The Company filed six
additional   registrations   statements  to  amend  the  original   registration
statement.

On November 7, 2003, the U.S. Securities and Exchange Commission declared the Company's registered stock offering pursuant to Section 5 of the Securities Act of 1933 effective. The Commission assigned Company registration statement File No. 333-104631. The offering was commenced on November 7, 2003 with an offering date of November 7, 2003. The offering was terminated on January 1, 2004 after the sale of 1,065,875 shares at $0.01. The title of the class of equity that was registered and offered was Common Stock with $0.001 par value.

In the last quarter of 2004, the Company was approved for an un-priced quotation on the `Over The Counter Bulletin Board' (OTC BB) stock quotation service. In the first quarter of 2005, the Company received a priced quotation on the OTC BB.

On May 9, 2005, the Company underwent a 1 for 30 reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented.

On May 12, 2005, the Company exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, an international business company registered in the British Virgin Islands. As a result of this reverse merger, Belgravia Intervest Group Limited became the operating company by recapitalization and the business plan associated with the Company prior to the transaction has been abandoned.

On September 27, 2005, the Company entered into a Share Purchase Agreement for the acquisition of 100% of the ownership in Master Finance Group of companies, a Luxembourg based business group.

The Company's business was then focused on international financial services and the operation of the company for the last 18 months proved to be successful.

The Company filed its quarterly reports on August 22, 2005, November 21, 2005 and its annual report on April 20, 2006. The quarterly reports of the current year were filed on May 1, 2006 and July 3, 2006 respectively. The financial reports filed so far after the reverse merger and redirection of the business plans of the Company proves that the current line of operation of the Company is successful.

On June 29, June 2006, the Company sold Belgravia Intervest Group Limited to Centurion Finance, Inc. for $250,000 and for a guarantee to indemnify the Company from any claim for compensation from unsatisfactory clients of Belgravia Intervest Group Limited during the period the Company owned Belgravia Intervest Group Limited.

On August 4, 2006 the Company acquired Protrust Private Clients SA., a Swiss fiduciary company for the sum of $8,000,000 and in September 2006 changed the name Protrust Private Clients SA to Master Trust SA.

3. MANAGEMENT OF THE COMPANY

The Company is not conducting any business directly and all its operations are carried out through subsidiaries. Therefore, the Company's management is limited to very few key personals including the board of directors. Currently the management of the Company is by the following individuals:

A. Mr. Nigel Gregg

Mr. Nigel Gregg was appointed as the Chief Executive Officer and President of the Company on July 1, 2006. Upon resignation of Mr. Peter Smith as the Chairman of the Company, Mr. Gregg occupies the post of Chairman.

Mr. Gregg has over 15 years experience in the financial services industry. He started as a trainee accountant for KPMG, Dublin and in five years he became a fully qualified Certified Accountant. In 1995 he joined as financial controller with Quality Goods International, a large distribution company based in Dublin.

In 1999, Mr. Gregg joined Prudential International, as an accountant. In 2001 he moved departments within Prudential International; and joined the newly formed international division of Prudential International, looking to promote sales of its product within Europe. Mr. Gregg was responsible for developing business opportunities for Prudential in Europe. He spent the last three years establishing relationships with distributors, which now represent 40% of Prudential's international sales.

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

Currently he is director of several companies based in several countries, overseeing the finance, credit, operations, payroll, legal and lending areas. Mr. Meleth also works closely with the Chief Executive Officer developing and executing the comprehensive business and financial management strategies required in accomplishing the Company's growth objectives.

Mr. Meleth is a member of the International Bar Association, London, the Institute of Directors, London, the Chartered Insurance Institute, London; the Association of International Accountants, London; and the Institute of Financial Consultants, USA.

Mr. Peter Smith, who was formerly the Chief Executive Officer and Chairman of the Company has resigned from all offices with the Company on October 19, 2006

4. SUBSIDIARIES OF THE COMPANY

Tally-Ho Ventures, Inc. as of now does not engage in any business activities wherein it has direct involvement with the customers or clients. All business operations of the Company are carried out through its subsidiaries.

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

After acquisition of Master Finance Holdings S A, a Luxembourg based financial services company; the Company franchised the operations of Belgravia Intervest
Group Limited to Affinity Trust S A and sold the entire shares of Belgravia Intervest Group Limited to Amalgamated Holdings S A as a package. However, Affinity Trust S A failed to comply with its obligations and therefore, the franchising and sale of shares were cancelled in the month of June 2006. Due to the conflict of interest in maintaining the ownership of Belgravia Intervest Group Limited and anticipating the possibilities of potential claims for compensations if kept under the same ownership, the management decided to dispose the ownership of Belgravia Intervest Group Limited by selling 100% shares in Belgravia Intervest Group Limited to Centurion Finance, Inc. for the consideration of $250,000 and for a guarantee with an undertaking to indemnify the Company from any claims for compensation due to the operations of Belgravia Intervest Group Limited or due to the ownership of Belgravia Intervest Group Limited by the Company during the period of May 12, 2005 to June 30, 2006. The consideration amount has been paid by the buyer during the reported quarter and completed the transaction.

Belgravia Intervest Group Limited and its affairs and management shall not be reported by the Company from now onwards.

B. MASTER FINANCE HOLDINGS S A

On September 27, 2005, the Company entered into a Share Purchase Agreement for the acquisition of 100% of the ownership in Master Finance Holdings SA, a Luxembourg based financial services company.

Master Finance Group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg and Belgium. MFG markets products through its proprietary sales force of around 20 people and its network of over 200 insurance brokers. The products which are marketed by MFG are done so, on an exclusive basis in the regions in which they operate and they enjoy monopoly in their area of business. There are no other competitors to MFG in some of the product line in its regions of operation.

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

Rvo Drie Koningen N V duly represented by Mr. Rainier Van Outryve d'Ydewalle is a director of Master Finance Holdings S A and Master Finance Europe S A as an observer and their appointment is based on the local requirements for external directors to ensure the transparent and prompt management of companies in the country.

Ms. Sabrine Wolf: Marketing Manager: Ms. Wolf has a degree in marketing. She has been working with Master Finance Group over a number of years and she joined MFG full time in 1999 as the person in charge of the marketing department and customer relationship management. Ms. Sabrine Wolf is daughter of Mr. Emmanuel Wolf.

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

MFG has a mature client base of 4000 developed since inception from both direct sales and through insurance brokers. The average per capita investment from direct sales client is $200,000 and the average investment from an insurance broker's client is $100,000. Currently the size of funds introduced into various products is $625,000,000. New business is generated by 50% re-investment from clients, 17% referrals and 33% new business. Although new business is, of course, important the high level of referrals and re-investment indicate a stable client base. The client base of each Consultant belongs to MFG and not to the consultant. There is no arrangement in place, as other companies do, to purchase the client base upon a consultant leaving the Company.

Master Finance Europe S A is regulated in Luxembourg by Commissariat aux Assurances and Master Finance Belgium S A is regulated in Belgium by Commission Bancaire, Financier et des Assurances. License No. 62099. Both the companies operate a representative office through a passport arrangement in France.

C. MASTER TRUST SA (formerly Protrust Private Clients SA)

On November 29 2005, the Company signed heads of agreement to execute share purchase agreement for the acquisition of 100% of the ownership interest of
Protrust Private Clients S.A. (Protrust). Protrust which was originally established in 1992, transformed itself into an authorized fiduciary trust in August 1996 and named as Protrust Switzerland SA; the name changed to Protrust Private Clients SA in February 2001, as part of a group re-branding exercise. Protrust was set up specifically to manage leveraged with-profits investments for high net worth investors, under the terms of a discretionary management agreement. Over the last nine years, Protrust has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. Protrust is a fully authorized fiduciary company, subject to the regulatory control of Swiss Cantonal Government. As such Protrust is able to offer full range of services to its clients including: full discretionary management, holding clients assets in Protrust's name, and trading for clients over a wide range of assets including investments and real estate.

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

On August 4, the Company entered into final agreement to complete the acquisition of Protrust Private Clients SA, a Swiss based fiduciary company. The management has filed Form 8-K on August 16, 2006 for the purpose of reporting the said acquisition. Relevant documents related to the acquisition has been annexed to the Form 8-K.

The Company has changed the name of Protrust Private Clients SA to Master Trust SA with effect from September 1. The financial statements included in this report include the financial results of Master Trust SA. Management is in the process of restructuring the management team of Master Trust SA.

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

There will not be any requirement of additional finance to carry on the operations they are. However, the Company intends to raise finance by private placement of stock and borrowing to meet the financial requirements in relation to new acquisitions. On a regular basis management analyze the investment products available in the market to find out the most suitable product lies that can be used by the distribution channels of the Company. Decisions are taken on the basis of the returns available to the investors, rate of commission paid by the product provider, reputation of investment companies and reliability of the guaranteeing agents.

The Company has not reached in any definitive agreements for the acquisition of new subsidiaries.

The Company and its subsidiaries operate with the minimum employees essential for its operations and there are no plans to make significant change the number of employees.

6. RESULTS OF OPERATIONS

For revenue comparison purposes, it is important to note that the Company's operations began after recapitalization by reverse merger and reorganization which was finalized on May 11, 2005. However, due to franchising the operations and later on considered as discontinued operation, last years' reports had to be adjusted to make the comparison realistic and effective.

The following schedule provides comparative analysis of the operations of the Company. The historical financial statements a re limited to 12 months due to the fact that the current business operations of the Company were not in existence in an identifiable way prior to 12 months and any attempt to analyses the current financials with projected financials for the last two years will be unrealistic, misleading and may not serve the true purpose of comparison.

                        TALLY-HO VENTURES, INC.
                  Comparative Analysis of Operations

                                             Jan 1 to        Jan 1 to   Variance
                                        Sept 30, 2005   Sept 30, 2006
Commission and Fees Received               $3,055,152      $8,978,501      294%
Commission and Fees Paid                  -$1,868,846     -$4,009,051      215%
Gross Margin from Operations               $1,186,306      $4,969,451      419%
Operating Expenses                          -$707,552     -$4,032,173      570%
Income from operations                       $478,754        $937,278      196%
Net Profit                                   $480,282      $1,253,122      261%
Income Available to Common Shareholders      $480,282      $1,253,122      261%
Net Income per share                            $0.06           $0.09      150%
Average number of shares outstanding        8,000,750      13,937,985      174%

The reasons for increase in overall performance are due to the acquisition of two new subsidiaries and influx of their results of operations into the company's operations. The increase in revenues is as a result of the acquisition of extensive marketing programs newly introduced by the subsidiaries of the Company and reduction in cost on several areas. Operating expenses includes Management of the Company has re-focused the Company on building a new revenue stream from new acquisitions of profit making companies with similar nature of operations.

Details of operating expenses with a comparison are given below:

                                                   Jan 1 to         Jan 1 to
                                                 Sept 30, 2005    Sept 30, 2006
Salaries & Allowances                              $152,029         $931,938
Telephone & Fax                                     $36,554         $399,901
Travel & Accommodation                              $39,338         $378,527
Bad Debts                                            $5,114         $323,687
Office Rent                                         $56,742         $362,014
Advertising & Marketing                             $28,453         $307,577
I T Overheads                                       $16,509         $198,603
Office Maintenance                                  $21,716         $137,245
Printing Charges                                     $9,546         $103,479
Office Stationery                                   $41,770         $131,158
Courier                                             $17,424          $98,271
Recruitment Fees                                    $91,620         $171,767
Legal Fees                                           $8,888          $77,592
Miscellaneous Expenses                               $7,469          $66,623
Municipal Rates                                      $6,187          $63,107
Depreciation                                        $38,934          $78,257
Insurance Premium                                    $4,531          $38,106
Employees Indemnity                                  $2,761          $27,168
Postage                                              $1,815          $15,464
Community Charges                                    $4,732          $16,657
Recruitment Expense                                $115,420         $105,032

The principal reasons for increase in various elements of operating expenses is due the fact that in the previous year the sales consultants were paid gross commission to cover their individual administration expenses and were part of the cost of operation. Such a policy was necessary because the business operation of Belgravia Intervest Group Limited the operating subsidiary of the Company in the last year had offices in various countries and a direct monitoring of the overheads was not practical. Currently the operations of the subsidiaries are based in selected locations within Europe and the administration of the operations is centralized. Therefore, the commission paid to the sales consultants is not inclusive of their admin overheads and such overheads are administered directly from the head offices of the subsidiaries. Due to the centralized administration of overheads, the cost of operations have reduced and resulted in a high gross profit.

In the previous year, the direct operations of the Company was located in countries were cost of living was less compared to the west European countries where the operations are based in the current year. The relocation of geographical area of direct operations to Europe and the centralized administration of overheads have resulted in increase in administration overheads charged to the gross income and such increase affected principally salaries and allowances by 613%, telephone and fax charges by 1094%, travel and accommodation expenses by 962%, office rent by 638%, advertising and marketing by 1081% IT overheads by 1203% and office maintenance by 632%. There is similar increase in other overheads, but their effect on the total overheads is not considerable compared to the items described.

Bad debts for the current year include the sum of $312,689 which was written off against the amounts receivable from the franchisees of Belgravia Intervest Group Limited. Management believes that the above amount is not recoverable.

The management does not anticipate any deficiency for working capital for its subsidiaries and any need for funds will be based on management's decisions to acquire new subsidiaries. The subsidiaries shall utilize its internal source of funds for the purpose of its own working capital and for development of the individual operations of the subsidiaries. Management has no plans under consideration to use the subsidiaries as source of financial requirements for future acquisition plans primarily to take advantage of the tax positions in the respective countries. Any new acquisitions shall be by using funds raised by private placement or borrowings. Management has no plans under consideration for a public issue.

Management does not anticipate any significant elements that may affect the profitability of the company except those circumstances provided at Item II (8) within this Form 10-Q.

7. LIQUIDITY AND CAPITAL REQUIREMENTS

As of September 30, 2006, the Company had a cash balance of $1,378,589 which is 221% increase from $622,563, the cash balance at the beginning of the year. The Management believes that current cash balances with the Company are adequate for the working capital requirements of the Company and its subsidiaries. The requirement of additional funds will be based on further acquisitions of new subsidiaries. The Management intends to raise cash for such acquisitions by private placement of stock and by borrowing.

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

The Company may not be able to successfully integrate acquisitions

The Company's growth strategy has relied in part on acquisitions and the associated realization of operating synergies. A successful acquisition requires the Company to identify suitable candidates for purchase on acceptable terms, and the acquired business to be successfully integrated in a timely and non-disruptive manner designed to minimize the risk of loss of client business. Even with the investment of management and financial resources, an acquisition may not produce the anticipated revenue, earnings or business synergies. In addition, acquisitions can involve non-recurring charges and, if not successful, the write-off of amounts of goodwill and other intangible assets that could have an adverse effect on the Company's financial results. Management performs an extensive review of the value of goodwill and other intangible assets on an ongoing basis, which review has not identified any required adjustments. The Company might not have received all information related to the liabilities that actually exist at the time of reporting.

It is possible that there are accrued expenses and unreported liabilities that have not come to the attention of the management but claims for such liabilities could be in the process by the related parties. Such unnoticed liabilities and accrued expenses shall be incorporated in the accounts as and when they are noticed by the management and accounted and such additional liabilities can affect the equity of the shareholders.

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

Legal action by unsatisfied clients might invoke necessity of payment of compensation.

In the course of its business operations there could be unsatisfactory customers who may take up legal actions against the Company or its subsidiaries. There are several complaints pending against the subsidiaries and its officers. Such pending complaints are of ordinary nature in the industry in which the Company and its subsidiaries are operating. In the event of such legal actions ending up in a judgment favorable to such customers, that can affect the profitability of the Company in the future and may affect the cash flow requirements too. Management does not have any reason to believe that any of the pending complaints would lead to a judgment decree against the Company or its subsidiaries.

The Company may rescind from the agreements currently operative for the acquisition of subsidiaries if breach of warranties are proved.

Acquisition of subsidiaries were based on share purchase agreements and as part of such share purchase agreements the vendors have issued express and implied warranties. In the event of proven breach of such warranties, the Company may have to rescind from the respective agreements. Such annulment may result in loss of the operating unit and also huge financial loss to the Company and materialization of business plans of the Company.

Managerial remuneration

The managerial remuneration reported for the last year was based on the actual payment and the actual payment was adjusting the part of the managerial remuneration waived by the relevant members of the management. For the current year the management has not adjusted the managerial remuneration yet and the provisions made are proportionate to the last year's managerial remuneration and if the management decides not to waive the remuneration or the amount waived is less than the proportionate provisions that has been made, that may affect the profit adversely.

9. OFF BALANCE SHEET TRANSACTIONS

There are no off balance sheet items for the Company

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's subsidiaries and officers of the subsidiaries are parties to various complaints by unsatisfied customers which are of ordinary nature in the industry. Management and legal advisers of subsidiaries are of the opinion that there are no reasons to believe such legal actions will end up in a judgment against subsidiaries or its officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period since the last quarterly report was filed, the Company issued 1,500,000 fully paid shares, with restriction under Rule 144 of the Securities Act 1933, in the common stock for consideration other than cash. The shares were valued at $3 per share and they were issued in connection with acquisition of Master Trust SA.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matters submitted vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

On July 1, 2006 Mr. Nigel Gregg was appointed as the Chief Executive Officer of the Company and the Company filed a Form 8-K on July 10, 2006 related to the above appointment.

On August 4, 2006, the Company completed the acquisition of Protrust Private Clients SA and filed a Form 8-K related to the above acquisition on August 16, 2006.

On October 13, 2006, the Company entered into an agreement with Mercatus & Partners Limited for issuance of 1,571,428 shares at $1.40 per share in the common stock and filed Form 8-K on October 23, 2006 and October 26, 2006.

On October 19, 2006, Mr. Peter Smith resigned from all offices he was occupying with the Company and the Company filed a Form 8-K on October 26, 2006.

ITEM 6. EXHIBITS

INDEX OF EXHIBITS:

1. Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
2. Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
3. Certification of Chief Executive officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
4. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: November 14, 2006




Nigel Greg
President &
Chief Executive Officer