Form 10KSB
period 2006-12-31
TALLY HO VENTURES INC
filed 2007-05-22
CIK 1226944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50873

                             TALLY-HO VENTURES, INC.
           (Name of small business issuer as specified in its charter)

-------------------------------------------------------------------------------
           DELAWARE                                  43-1988542
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
 (State or other jurisdiction                     (I.R.S. Employer
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
      of incorporation)                          Identification No.)
-------------------------------------------------------------------------------

                 115 Route d'Arlon, L-8311 Capellen, Luxembourg
                    (Address of principal executive offices)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE 011-352- 263-01540

Securities registered under Section 12(g) of the Exchange Act: Common Stock with par value of $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No. [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act. [_]

State issuer's revenues for its most recent fiscal year: ($1,281,255)

The aggregate market value of the voting stock held by non-affiliates as of May 18, 2007 was $16, 336,937. As of May 18, 2007, there were 21,782,582 common stock shares issued and outstanding.

Documents incorporated by reference:

1. Registration Statement filed with Securities and Exchange Commission dated April 18, 2003 (SEC File No. 333-10463)

2. Share Purchase Agreement for the acquisition of Master Finance Holdings SA dated September 27, 2005

3. Heads of Agreement for the acquisition of Master Trust SA dated November 25, 2005

4.       Franchising Agreement dated December 15, 2005

5.       Transfer of Ownership Agreement January 31, 2006

6.       Transfer of Ownership Agreement June 29, 2006

All of the above referenced documents are incorporated in Parts I and III of this Annual Report

Transitional Small Business Disclosure Format (Check one):    Yes [_]  No [X]




                                                                 TABLE OF CONTENTS

                                     PART I

Item 1                Description of Business
Item 2                Description of Property
Item 3                Legal Proceedings
Item 4                Submission of Matters to a Vote of Security Holders

                                                                      PART II

                      Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
Item 5                Securities
Item 6                Management's Discussion and Analysis or Plan of Operations
Item 7                Financial Statements
Item 8                Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure
Item 8A               Controls and Procedures
                                                                      PART III

Item 9                Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act 1934
Item 10               Executive Compensation

Item 11               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12               Certain Relationships and Related Transactions.
Item 13               Exhibits
                      Signatures


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words "may", "will", "anticipate", "believe", "estimate", "expect", "intend", and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

ITEM 1.           DESCRIPTION OF BUSINESS

HISTORY AND DEVELOPMENT OF THE BUSINESS

         Tally-Ho Ventures, Inc. was incorporated on November 21, 2002 as a Delaware corporation. It operated a nominal movie production business until May 2005 when it agreed to a reverse merger with Belgravia Intervest Group Limited.

         In contemplation of this reverse merger, on May 9, 2005, Tally Ho completed a 1-for-30 reverse split of its issued and outstanding shares of common stock.

         On May 12, 2005, Tally Ho exchanged 4,563,490 shares of its common stock and 11,059,745 options for 100% of the ownership interest in Belgravia Intervest Group Limited, an international business company registered in the British Virgin Islands ("BIG"). As a result of recapitalization following this reverse merger, BIG became the operating company and the business plan associated with Tally Ho prior to the transaction was abandoned.

         On September 27, 2005, we purchased 85% of Master Finance Holdings SA, a Luxembourg-based company in the financial services industry. Master Finance Holdings SA and its two subsidiaries were acquired for $7,225,151, of which 1.5 million Euros was to be paid in cash, $100,000 to be paid in common shares at $5 per share, 2.4 million in shares at the current market price and the remaining to be paid in the form of earn-out which was to be recorded as acquisition of minority interest. We then acquired 2.5% out of the 15% minority interest for 750,000 Euros. The Share Purchase Agreement, as subsequently amended and related agreements are incorporated by referenced into this filing form.

         On December 15, 2005, we franchised the non-European distribution arm of BIG to Affinity Trust SA for 5 years with an option to the franchisee to acquire the ownership at the end of the franchising period. The franchise agreement called for the payment of $100,000 per calendar month, until maturity. Affinity Trust was a private wealth management firm with offices in a number of countries. Affinity Trust SA failed to perform under the franchise agreement and we canceled the franchise agreement. We subsequently sold all of our interest in BIG to Centurion Finance, Inc on June 29, 2006 for $250,000.

                  On August 4, 2006, we purchased 100% ownership of Protrust Private Clients SA from its parent company Protrust Financial Services Group SA, a company incorporated in Ticino, Switzerland, for (i) US $2,000,000 in cash,
(ii) a promissory note for US $3,000,000 and (iii) 1,500,000 common shares. Protrust was set up specifically to manage leveraged with-Profits investments for high net worth investors, under the terms of a discretionary management agreement. Over the last nine years, Protrust Private Clients SA has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. Protrust is a fully authorized fiduciary company, subject to the regulatory control of the Swiss Cantonal government in Lugano, Switzerland. As such Protrust Private Clients SA is able to offer the full range of services to clients, including full discretionary management, holding clients' assets in the company's name, and trading for clients over a wide range of assets including investments and real estate. Immediately after this acquisition, the name Protrust Private Clients SA was changed to Master Trust SA.

         On September 6, 2006, we modified the September 27, 2007 Master Finance purchase agreement to add a non-competition clause and to reduce the earn out payment terms by $750,000.

         On November 14, 2006, we modified the payment terms of the Master Trust acquisition agreement to cancel the promissory note. Based on the new arrangement, the total outstanding liabilities to the vendors of Master Trust SA will be discharged from the earnings of Master Trust in installments.

SUBSEQUENT EVENTS

         On January 3, 2007, we acquired the customer list and some employees of Primus Produkt - & Vertriebs - Management SA. for 500,000 Euros. The name of the entity has been changed to Master Finance Switzerland SA. Primus was originally established in 1996 and changed its legal form into an authorized fiduciary trust in May 1998. Primus was set up specifically to manage leveraged with-profits investments for high net worth investors under the terms of a discretionary management agreement. Over the last eight years, Primus has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream.

         Primus has acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Germany and the Far East and is regarded as one of the founders of leveraged `With-Profits Bond' business. Primus has engaged in and managed this type of business successfully for over a decade. The competitive advantage has come through specialization and concentration on a niche product and by providing services for investors and distributors.

INDUSTRY BACKGROUND

         There are a large number of expatriate workers around the world. Due to the tax free status enjoyed by expatriates living in various countries, reduced cost of living in several countries and attractive perquisites for such expatriates, most of such expatriates are capable of retiring at an early age compared to those who are working in their home countries. Such expatriates would generally be interested in investing their savings in various international investment plans providing a regular pension during their retirement life. However, until the end of late 1990s, the number of companies specialized in providing financial advice to expatriate employees was small. In the late 1990s and early years of the current decade, several independent financial advisers set up their business outside their home countries and started advising the expatriate community.

         The small independent financial advisers who provide specialized services to individuals are not well established to provide the facility available to large enterprises and those large enterprises that provide services to the expatriate community were too big and generalized and therefore could not provide the personalized requirements of the investors. Such a situation created requirement of business entities that unite the operations of independent financial advisers to bring them under the umbrella of a large enterprise but still operating as a small entity with regard to the services being provided to their individual clients.

         Our main focus is to become an industry leader among such institutions who hold small independent financial advisers under ownership without neutralizing the uniqueness and tradition of such small entities. Most of the successful small entities are managed by families or trusts and are successfully operating for several years due to the credibility or personal charisma of individuals who lead these businesses. We therefore are focused on acquiring 100% ownership of such small firms while leaving the old management in place by providing them the required infrastructure to carry on with the business without making any adverse changes to the nature of personalized services provided by those individual institutions, while offering an economy of scale.

         We estimate that there is a large number of small independent financial advisers and see huge potential in acquiring several of those small firms to become an industry leader, while maintaining the management of the small companies.

OUR SOLUTION

         We identify those successful companies which, in our estimate, may have technical problems due to the fact that their infrastructure is not developed or are facing problems with local regulators due to strict compliance standards which only a large sized organization can fulfill or facing problems to obtain terms of business with top level product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once such an institution is identified, we approach it and negotiate an acquisition. Once acquired, we address various issues related to infrastructure, regulatory matters and seek to establish business with investment houses and the profit of the acquired institutions shall be increased naturally.

         We acquire small companies that are, in our estimate, running at a loss due to the fact that their infrastructure is not developed and there is lack of sufficient and capable management and also facing the problems with local regulators due to strict compliance standards which only a large sized organization can fulfill or facing problems to obtain terms of business with product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once we acquire such companies, we either amalgamate the loss making business to another successfully running subsidiary company or merge one or more loss making companies and place new management in place.

OUR STRATEGY

         While the subsidiaries are allowed to maintain their uniqueness in relation to their approach to clients, Tally-Ho Ventures, Inc. identifies priorities, targets and goals when developing the distribution capability and the business infrastructure. We identify the following characteristics as key to hitting our targets:

         o A track record of growing revenues and profits, and clearly identifiable brand;
         o        A  business   proposition   that  is  supported  by  a  clear,
                  well-articulated business plan and financial forecasts;
         o        A business that has a compelling  and believable  story,  with the people, systems and processes to support that story;
         o An infrastructure with competent and efficient management working to common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;
         o A company culture of clarity and consistency along with a shared belief in the overall client proposition and management standards and values.

         To comply with the enhanced standards recommended by various regulators based in OECD countries, Tally-Ho Ventures, Inc. focuses on the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. Tally-Ho Ventures, Inc. is now focusing on the alignment of systems and controls, while building towards a commonality of culture across various distributions channels. Our efforts here are geared around client proposition which ensures that all independent financial advisors follow the same advice process, using the same documentation, and applying the same service standards, but keeping the identity and uniqueness of the respective entities.

DIRECT OPERATIONS

         Tally-Ho Ventures, Inc. does not conduct any business with direct customer interaction. All the business operations are conducted through its wholly owned subsidiaries. There are various kinds of insurance policies designed by various product providers to suit the demands of different kind of individuals. The terms and conditions of such policies depend on the institutions and our subsidiaries find out the most suitable policy or investment scheme for any individual customer. Financial consultants associated with these subsidiaries are well trained and experienced in the localized insurance and investment industry and therefore they will be able to identify the needs of each individuals which vary from country to country, age group to age group and income group to income group.

         The principal nature of business in which the subsidiaries involved are classified in to two:

     I.  LUMP SUM INVESTMENTS

         Where an individual has enough savings accumulated at the time of investment, such individual can invest in a scheme which would provide the investor either a fixed amount at the date of maturity or a regular income starting from a fixed date in the future until death or for a fixed time limit. The insurance companies who accept the funds from the individuals place the monies in various funds which bring better returns compared to interest revenue on bank deposits and thereby the investor will be able to obtain a higher return. Such investments are mainly be made by employees who have already completed a long term of employment and who are about to retire and the purpose is to add revenue during their retirement life.

     II. REGULAR PREMIUM INVESTMENTS

         Where an individual is in an employment and is in early years of his career, he can commit to invest a fixed amount every month for a fixed term and at the end of the term, he will either be paid a lump sum amount in return or a regular income for a fixed period or until death. Individuals join such schemes when they forecast the necessity of lump sum finance in future or for the purpose of the education of children or for pension at the time of retirement. Generally, both individuals and employers participate in such plans to ensure that their employees are provided with a pension arrangement sometimes based on a corporate policy and sometimes due to statutory requirements.

CUSTOMERS

         We grow our customer base through one or more subsidiaries. The customers are individuals with an income above the national average or high net worth individuals. Due to the nature of the customers, personalized attention is of paramount importance and that is why we believe large corporations fall short in providing the service they require. Subsidiaries of Tally-Ho Ventures, Inc. strive and endeavour to provide an utmost personalized service to their customers. At the same time, none of our customers individually can influence the turnover more than 0.1% due to the fact that the subsidiaries' clients are diversified.

         The principal marketing strategy our subsidiaries adopt is to generate qualified sales leads, build our brand and raise awareness about our business network as a leading provider of customized financial services. Our marketing programs include a variety of advertising, events, public relations activities and web-based campaigns targeted at individual clients and key executives and decision makers within businesses wherever institutions are applicable.

         Our principal marketing initiatives include:

         o        Launch events to publicize  our service to existing  customers
                  and   prospects
         o        Direct mail and email campaigns
         o Participation in, and sponsorship of, user conferences, trade shows and industry events
         o Cooperative marketing efforts with partners, including banks and financial institutions, joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars

         It is our subsidiaries who organize our sales and marketing programs and we do not directly involve in the administration of their programs once we have approved the general structure.

SUBSIDIARIES

         MASTER FINANCE HOLDINGS SA

         Master Finance Holdings SA is a Luxembourg based holding company which owns 100% share capital of Master Finance Belgium SA based in Belgium and 87.5% share capital of Master Finance Europe SA in based in Luxembourg. On September 27, 2005, Tally-Ho Ventures, Inc entered in to a Share Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Holdings SA. The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 insurance brokers. The products which are marketed by Master Finance Holdings SA are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions.

         The original model for the company was developed in 1980 selling American mutual funds and American and Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance. In 1991, the company diversified its products base into offering With Profit Bonds from high profile providers and sales peaked in the year 2001 at 231 million Euros in total sales. Sales declined in 2001 and 2002 mainly due to the sale of the German arm of the business to Clerical Medical International. However, a general downturn in the stock market, and the consequential low bonus payments within the funds, caused sales to slow to 69 million Euros in 2002. Sales were further impacted with the closure of a Clerical and Medical International fund and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems the company renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time the company negotiated with the Prudential International to offer a With Profits Funds on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved by 20% annually.

         The company operates on an initial commission basis because of the nature of the products that are sold. All business processed are lump sum investments and no regular premiums are dealt with, although the Company is developing programs for pension and the mortgage product. There are a small amount of renewal commissions amounting to 150,000 Euros per annum.

         The company had a geographically diverse shareholding which, the management felt, was over complicated and required restructuring. This has been achieved by the incorporation of Master Finance Belgium SA in Belgium and Master Finance Europe SA in Luxembourg. These Companies were formed by re-organizing the then existing business of Master Finance SA branches in Belgium, Luxembourg, Germany and France.

         MASTER FINANCE BELGIUM SA

         Master Finance Belgium SA is a wholly owned subsidiary of Master Finance Holdings SA and is located in Brussels. It has a diversified clientele which includes the employees of European Union Secretariat and Parliament and several private institutions. The business of Master Finance Belgium SA is generated by 20 financial advisers reporting directly to the sales director. It also generates a considerable amount of business from independent brokers.

         MASTER FINANCE EUROPE SA

         Master Finance Europe SA a wholly owned subsidiary of Master Finance Holdings SA and is located in Luxembourg, the hub of fund management in European Union. The business is generated by more than 200 independent individual brokers spread across Luxembourg, Belgium, the Netherlands, Germany and France. The individual brokers are being administered by broker consultants or inspectors. Due to the low operating costs and reduced corporate tax rates prevailing in Luxembourg, Master Finance Europe SA makes a higher volume based profit compared to Master Finance Belgium SA.

         MASTER TRUST SA

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

         Protrust has acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Switzerland and the Far East and is regarded as one of the founders of leveraged With-Profits business. We believe that Protrust has managed this type of business well for over a decade. The competitive advantage has come through specialization and concentration on a niche product and by providing services for investors and distributors.

         Protrust is cost effective, as it is able to manage a large portfolio without the need for large staff. Under the terms of the letter of intent, the operations of Protrust are expected to become an operating subsidiary of Tally-Ho Ventures, Inc. with key members of the Protrust management team entering into long-term employment contracts.

         On August 4, 2006 the Company entered into final agreement to complete the acquisition of Protrust Private Clients SA, a Swiss fiduciary company. The Company has changed the name of Protrust Private Clients SA to Master Trust SA with effect from September 1, 2006. The financial statements included in this report include the financial results of Master Trust SA.

         MASTER FINANCE SWITZERLAND SA

         On January 3, 2007, Tally Ho purchased the customer list of Primus Produkt & Vertriebs- Management SA for $676,936. The customer list will be amortized over five years.

During the quarter ended March 31, 2007 Tally Ho issued:

         o 207,000 shares of common stock with 500,000 warrants for cash of $225,000, net of offering costs of $22,750. 18,000 shares of common stock were issued to the placement agent and recorded as offering costs.
         o 900,000 shares of common stock to settle $1,429,166 of short term loans consisting of principal of $1,400,000 and accrued interest of $29,166.
         o 1,500,000 shares of commons stock to settle its 1,300,000 Euro convertible note, at the same time eliminating its derivative liability. The principal and interest were $1,714,700 and $145,315, respectively.
         o 3,812,940 shares of common stock for prior period stock payable totaling $874,932.
         o        100,000   shares  of  common  stock  valued  at  $100,000  for
                  services.

         Primus has acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Germany and the Far East and is regarded as one of the founders of leveraged "With-Profits Bond" business. Primus has engaged in and managed this type of business for over a decade. The competitive advantage has come through specialization and concentration on a niche product and by providing services for investors and distributors. On January 3, 2007, Master Finance Europe SA entered into final agreement to complete the acquisition of customer list of Primus. A new entity with the name Master Finance Switzerland SA was registered as a subsidiary of Master Finance Europe SA to own the acquired customer list.. Management is in the process of restructuring the management team of Primus SA.


COMPETITION

The international financial advisory market displays a number of unique characteristics, which can be summarized as follows:


         o The market is fragmented, and is dominated by individual financial advisers apart from the banks.
         o The market is still largely commission driven, although this is slowly changing.
         o Most of these small financial advisers are focused on cash flow. They lack the financial resources and expertise to develop their businesses beyond break-even point.
         o Following the closure of Towry Law International in 2004, no financial advisers group dominates the market. Most financial adviser groups disintegrate after a few years usually because of their focus on success in the short term.

         The financial advisory services are highly regulated in European Union and Switzerland. The United Kingdom compliance model is being introduced in many jurisdictions and international financial advisers are concerned by, and are largely unprepared for, the consequences and the costs of regulation.

         Few international financial advisers have made significant investment into information technology support systems and personnel. We believe this will hamper their ability to survive healthily in the more regulated markets.

GOVERNMENT REGULATIONS

         The European regulatory environment is continuously changing to reflect the strict regulatory standards set by each European country. Tally Ho needs to ensure that it agents and staffs are aware of all changes and act in compliance with such laws. The Company continuously educates its staff about the new standards and amendments to the statutes to maintain the knowledge of its staff up to date

AVAILABLE INFORMATION

         Our principal executive offices are located at 115 Route d'Arlon, L-8311 Capellen, Luxembourg; our telephone number is 011-352- 263-01540. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission. The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Tally Ho, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

                                  RISK FACTORS

WE HAVE HAD LIMITED OPERATIONS WHICH MAKES OUR FUTURE OPERATING RESULTS DIFFICULT TO PREDICT

         We were incorporated as a Delaware corporation in 2002 and began operating in 2005. We have a limited operating history. We face the risks and uncertainties of other early-stage companies. As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

OUR  PROFITABILITY  IS  DEPENDENT  UPON THE  HEALTH OF THE  MARKETS  IN WHICH WE
OPERATE

         We operate primarily in Luxembourg, Belgium and Switzerland and our clients are based in several European Union countries and, as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

IF THE COMPANY DOES NOT CONTINUE TO CREATE, ATTRACT AND RETAIN VIABLE PRODUCTS IN THE WEALTH MANAGEMENT INDUSTRY, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED

         The wealth management industry has experienced considerable growth in the past decade. Changing demographics and concern about financial security in retirement, compounded by a continuing low-interest rate environment, are expected to result in a continued increase in assets available for investment. In recent years, investors have endeavored to increase their knowledge of available investment products and services, and wealth management firms have responded by increasing the availability of and access to information in respect of these wealth management products and services. Simultaneously, there has been an increase in the number, type and sophistication of products and services offered by financial institutions. The Company believes that these changing factors will result in an increased number of investors seeking some level of professional financial and investment advice in managing their investments. We believe we are well positioned to meet this challenge as it continues to establish itself as a fully integrated wealth management business, combining professional investment management products, solutions and services with knowledgeable financial advisory professionals.

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

MARKET INFLUENCES BEYOND OUR CONTROL COULD AFFECT OUR OVERALL PROFITABILITY

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

TECHNOLOGY IS CONTINUALLY CHANGING AND WE MUST EFFECTIVELY IMPLEMENT NEW TECHNOLOGIES

         The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner, through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our net income.

CHANGING REGULATORY REQUIREMENTS MAY AFFECT THE PROFITABILITY OF OUR BUSINESS OR LIMIT OUR ABILITY TO CONDUCT BUSINESS

         The regulated operating environment for wealth management and financial services continue to expand, becoming more regimented and complex. The Company supports regulatory changes that enhance the integrity and reputation of our industry and that protect the interests of our client base. The Company's compliance personnel actively participate in the seminars and study classes about development of new legislation and regulation. However, new regulatory requirements may involve changes to the way we currently conduct our business or may increase the cost and associated profitability of our business. The Company believes that its ability to comply with all applicable laws and regulations including these emerging changes is dependent upon the establishment, implementation and maintenance of extensive compliance policies and procedures. The Company has a team of experienced compliance personnel that works full time on these efforts. When the Company completes an acquisition, it is possible that the acquired company's compliance standards may have been insufficient or not as developed as those of the Company. The Company attempts to resolve compliance issues through its due diligence review; however, it is possible that its review will not identify all possible problems.

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

THE COMPANY HAS ASSUMED CERTAIN CREDIT RISKS

         The Company is exposed to the risk that third parties that owe the Company cash, securities or other assets may not fulfill their obligations, due to lack of liquidity, bankruptcy, operational failure or other cause. These parties include trading counterparties, customers, clearing agents, exchanges, clearing houses, other financial intermediaries, and issuers whose securities are held by us. This primarily refers to the vendors of Master Trust SA to whom the company owed $2,847,095 and contingency liability upon the variance in share price at the year end. Rest of the outstanding liabilities are either discharged or do not involve considerable as of the date of reporting.

OUR ACQUISITIONS OF COMPANIES MAY RESULT IN DISRUPTIONS IN BUSINESS AND DIVERSION OF MANAGEMENT'S ATTENTION

         Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management's attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also have to or choose to incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or person with existing operation, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

OUR BUSINESS PLAN AND PROPOSED STRATEGY HAS NOT BEEN INDEPENDENTLY EVALUATED

         We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our proposed strategy will generate sufficient revenues to maintain profitability.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON COMMON SHARES IN THE FORESEEABLE FUTURE

         Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We expect that future earnings applicable to the common shareholders, if any, will be used for working capital and to finance growth.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

         The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 15, 2007, we have 75,000,000 authorized shares of which 21,782,582 shares of common stock are issued and outstanding.

THERE IS A LIMITED PUBLIC TRADING MARKET FOR OUR COMMON STOCK

         Our stock is currently quoted on the OTC-BB under the trading symbol of "TLYH.OB". There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE

         The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including (without limitation):

         o        our performance and prospects;
         o        the depth and liquidity of the market for our securities;
         o investor perception of us and the industry in which we operate;
         o changes in earnings estimates or buy/sell recommendations by analysts;
         o general financial and other market conditions; and o domestic and international economic conditions.

         Public stock markets have experienced, and are currently experiencing, substantial price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. In addition, fluctuations in our stock price may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

AS A PUBLIC COMPANY, OUR BUSINESS IS SUBJECT TO NUMEROUS REPORTING REQUIREMENTS THAT ARE CURRENTLY EVOLVING AND COULD SUBSTANTIALLY INCREASE OUR OPERATING EXPENSES AND DIVERT MANAGEMENT'S ATTENTION FROM THE OPERATION OF OUR BUSINESS

         The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the national stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management's and the Board's time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

         As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends as required by
Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

YOUR OWNERSHIP COULD BE DILUTED BY FUTURE ISSUANCES OF OUR STOCK, OPTIONS, WARRANTS OR OTHER SECURITIES

         Your ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices and principal office for marketing, sales, professional services and development occupy approximately 2500 square feet in Belgium, Luxembourg and Switzerland all rented for short term and are renewable annually. The Company does not own or lease any real estate or any other significant property. The Company does not have any obligation to occupy any of the offices for more than one year. The rental agreements do not contain any option to acquire the premises

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The Company's common stock began trading on the OTC Bulletin Board on May 23, 2005 under the symbol "TLYH.OB". The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the OTC Bulletin Board. The prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions.

------------------------------------ -------------------- -------------------
2005                                        High                 Low
------------------------------------ -------------------- -------------------
                 Third Quarter                     $6.50               $3.00

                 Fourth Quarter                    $6.00               $3.25
------------------------------------ -------------------- -------------------
2006
------------------------------------ -------------------- -------------------
                 First Quarter                     $4.00               $2.60

                 Second Quarter                    $3.70               $1.05

                 Third Quarter                     $2.55               $1.10

                 Fourth Quarter                    $2.00               $0.90
------------------------------------ -------------------- -------------------
2007
------------------------------------ -------------------- -------------------
                 First Quarter                     $2.10               $0.60
------------------------------------ -------------------- -------------------


      On May 18, 2007, the closing bid price of our common stock was $0.75.

HOLDERS

         As of May 18, 2007 there were approximately 316 holders of record of the common stock.

DIVIDENDS

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

TRANSFER AGENT

         Select Fidelity Transfer Services Ltd serves as our transfer agent. Shareholder inquiries regarding holdings can be directed to 2 Pelham Town Square, Suite 203, Fonthill, Ontario L0S 1E0 Canada, Tel: +1 905 475 2645.

RECENT SALES OF UNREGISTERED SECURITIES

On April 10, 2007, we completed the sale of 459,982 shares of unregistered common stock, par value $0.001 per share, at a purchase price of $1.087 per share, and a warrant to purchase 500,000 common stock shares at $2.00 per share, in a private placement transaction. The warrant may be exercised at any time in the warrant holder's discretion. The gross proceeds of the private placement to the Company were in the amount of $525,000. The common stock shares sold in the private placement represent approximately 2.19% of the outstanding common stock of the Company on the closing date of the transaction. We paid sales commissions to a registered broker-dealer in the amount of 9% of the amount of the Securities sold in the private placement, or $47,250. We intend to use proceeds from the offering for general working capital purposes.

The common stock and securities issuable upon exercise of the warrant are eligible for certain registration rights under the terms of a certain Registration Rights Agreement (the "RRA"). Under the terms of the RRA, the Company agreed to prepare, file and use its best efforts to maintain effectiveness of, at its own expense, a registration statement under the Securities Act of 1933, as amended (the "Act"), with the Securities and Exchange Commission (the "SEC") to register the resale of the Securities (the "Registrable Securities") and to cause the registration statement to be filed with the SEC within one hundred eighty (180) days from the Closing Date (the "Filing Date"). In the event that (i) such registration statement is not filed with the SEC by the Filing Date or not declared effective by the SEC on or prior to the ten (10) month anniversary of the Closing Date, (ii) after such registration statement is declared effective by the SEC, sales of the securities covered by such registration statement cannot be made pursuant thereto, or (iii) the Common Stock is not listed or traded on major stock exchanges or on the Over-the-Counter Bulletin Board, then each investor in the private placement will be entitled to receive a one-time payment of additional Common Stock shares in the amount equal to 10% of the number of the Securities purchased by such investor, on a pro rata basis, in the private placement (the "Additional Securities") and such Additional Securities will be included in the Company's registration statement along with other Registrable Securities. In addition, for the duration of the Registration Period (as defined below), the Company agreed to include all or any part of the Registrable Securities and the Additional Securities, if any, in its registration statement in connection with any underwritten public offering, subject to the managing underwriter limitations and restrictions. The foregoing piggy-back registration rights will only be available in the event the Company fails to file timely, obtain or maintain effectiveness of the registration statement filed with the SEC as described above. The Registration Period covers the period of time after the Filing Date until such date as is the earlier of (i) the date on which all Registrable Securities have been sold or (ii) the date on which such securities may be immediately sold to the public without registration or restriction under the Act. The RRA contains certain other terms and provisions customary for agreements of this nature. Any description of the RRA terms in this filing is qualified in its entirety by the text of the RRA.

The offer and sale of the Securities was made pursuant to exemptions from the registration requirements of the Act and Rule 506 of Regulation D promulgated thereunder. All of the offers and sales of the common stock were made exclusively to "accredited investors" (as such term is defined in Rule 501(a) of Regulation D) in offers and sales not involving a public offering insofar as the purchasers in the private placement purchased the securities for their own account and not with a view towards or for resale in connection with their distribution. The private placement was conducted without general solicitation or advertising.

REPURCHASES OF EQUITY SECURITIES OF THE ISSUER

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES THAT APPEAR ELSEWHERE IN THIS FILING. IN ADDITION TO HISTORICAL FINANCIAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FILING.

OUR BUSINESS

Our mission is to become one of the leading independent international private wealth management companies focused on serving the needs of small institutions and high net worth individuals throughout the world. Our business includes 5 wealth management companies in Europe with $2.25billion under management, two companies based in Lugano, Switzerland, two companies based in Luxembourg and one company based in Belgium.

OUR STRATEGY

         We identify those successful companies who may have technical problems due to the fact that their infrastructure is not developed or who are facing problems with local regulators due to strict compliance standards which only a large sized organization can fulfill or facing problems to obtain terms of business with top level product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once such an institution is identified, we approach it and negotiate an acquisition. Once acquired, we deal with the issues related to infrastructure, regulatory matters and obtain terms of business with top end investment houses and the profit of the acquired institutions shall be increased naturally.

         We acquire small companies that are running at a loss due to the fact that their infrastructure is not developed and there is lack of sufficient and capable management and also facing the problems with local regulators due to strict compliance standards which only a large sized organization can fulfill or facing problems to obtain terms of business with top level product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once acquired we would either amalgamate the loss making business to another successfully running subsidiary company or to merge one or more loss making companies and place new management in place.

         While the subsidiaries are allowed to maintain their uniqueness in relation to their approach to clients, Tally-Ho Ventures, Inc. identifies priorities, targets and goals when developing the distribution capability and the business infrastructure. The following characteristics have been identified as key to hitting our targets:


         o A track record of growing revenues and profits, and clearly identifiable brand;
         o        A  business   proposition   that  is  supported  by  a  clear,
                  well-articulated business plan and financial forecasts;
         o        A business that has a compelling  and believable  story,  with the people, systems and processes to support that story;
         o An infrastructure with competent and efficient management working to common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;
         o A company culture of clarity and consistency along with a shared belief in the overall client proposition and management standards and values.

         To comply with the enhanced standards recommended by various regulators based in OECD countries, Tally-Ho Ventures, Inc. focuses on the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. Tally-Ho Ventures, Inc. is now focusing on the alignment of systems and controls, while also building towards a commonality of culture across various distributions channels. Its efforts here are geared around client proposition which ensures that all independent financial advisors follow the same advice process, using the same documentation, and applying the same service standards, but keeping the identity and uniqueness of the respective entities.

         Tally-Ho Ventures, Inc. does not conduct any business with direct customer interaction. All the business operations are conducted through its wholly owned subsidiaries. There are various kinds of insurance policies designed by various product providers to suit the demands of different kind of individuals. The terms and conditions of such policies depend on the institutions and our subsidiaries find out the most suitable policy or investment scheme for any individual customer. Financial consultants associated with these subsidiaries are well trained and experienced in the localized insurance and investment industry and therefore they will be able to identify the needs of each individuals which vary from country to country, age group to age group and income group to income group.

         The principal nature of business in which the subsidiaries involved are classified into two:

LUMP SUM INVESTMENTS

         Where an individual has enough savings accumulated at the time of investment, such individual can invest in a scheme which would provide the investor either a fixed amount at the date of maturity or a regular income starting from a fixed date in the future until death or for a fixed time limit. The insurance companies who accept the funds from the individuals place the monies in various funds which bring better returns compared to interest revenue on bank deposits and thereby the investor will be able to obtain a higher return. Such investments are mainly be made by employees who have already completed a long term of employment and who are about to retire and the purpose is to add revenue during their retirement life.

REGULAR PREMIUM INVESTMENTS

         Where an individual is in an employment and is in early years of his career, he can commit to invest a fixed amount every month for a fixed term and at the end of the term, he will either be paid a lump sum amount in return or a regular income for a fixed period or until death. Individuals join such schemes when they forecast the necessity of lump sum finance in future or for the purpose of the education of children or for pension at the time of retirement. Generally, individuals join such schemes. However, employers also enter into such plans to ensure that their employees are provided with a pension scheme sometimes based on a corporate policy and sometimes due to statutory requirements.

SUMMARY OF FINANCIAL RESULTS

     The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-KSB. The consolidated statement of operations data for the years ended December 31, 2006, and 2005, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements and are included in this Form 10-KSB.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                              2006            2005
                                                          ------------    ------------
Advisory commission received                              $ 12,288,657    $  4,005,888

Commission paid to advisors                                  6,305,455       2,243,829
Selling, general and administrative                          5,018,220         707,337
Depreciation and amortization                                1,182,611         168,083
Impairment loss                                                332,774            --
                                                          ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                 (550,403)        886,639

OTHER INCOME (EXPENSES)
Interest income                                                 36,657           1,810
Interest expense                                            (1,901,319)        (28,836)
Gain (loss) on derivatives                                     199,069        (191,884)
Loss on currency exchange                                     (146,867)           --
Other income                                                   482,916            --
                                                          ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES     (1,879,947)        667,729

LOSS ATTRIBUTABLE TO MINORITY INTEREST                        (147,050)        (83,253)
                                                          ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                           (2,026,997)        584,476

PROVISION FOR INCOME TAXES                                    (546,756)       (357,898)
                                                          ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    (2,573,753)        226,578

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations                      1,292,498            --
Loss from discontinued operations                                 --          (938,482)

                                                          ------------    ------------
NET LOSS                                                  $ (1,281,255)   $ ( 711,904)
                                                          ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations                                     $      (0.24)   $       0.03
Discontinued operations                                           0.11           (0.13)
Net loss                                                         (0.11)          (0.10)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       11,338,607       7,122,873

Sources of Revenues

We derive our revenues from two sources: (1) basic initial commission and advisory fees on the new investments made by our customers with the investment and insurance product providers. The rate of commission varies depending on product and the provider of that product. (2) trail commission and renewal commission based on the investments of the clients who are under our management and administration. 87% of our revenues during the year were based on basis initial commission and advisory fees and 10% of our revenues were based on trail commission and renewal commission. Other revenues represent bank interest which contributed approximately .3% of the total revenue.

For the year ended December 31, 2006, commission and advisory fees increased from $4,005,888 to $12,288,657. The 206% increase in revenue was mainly due the acquisition of new subsidiary, Master Trust SA and also because in the last year Master Finance Holdings SA were in applicable operation for 3 months. Interest revenue has increased from $1,810 to $36,657 because of the incorporation of income from newly acquired subsidiary.


PRINCIPAL COSTS AND EXPENSES:

The cost of revenue is primarily commission paid to brokers, consultants and account managers. Our cost of revenue has increased from $2,243,829 in the year 2005 to $6,305,455 in the year 2006 and the principal reasons are increase in sales and acquisition of new subsidiary. When the gross revenue increased by 206%, the cost of revenue was increased by 181%. The reason for increase in cost of revenue is mainly due to the increased rate of commission payment to the sales personnel on the basis of higher production levels.

FUTURE REVENUES AND OPERATING EXPENSES

      Salaries and related expenses consists of salaries, allowances, perquisites, social security and all other related expenses in association with the human resources for the employees and directors of the Company, except cost of recruitment. Selling and administrative expenses increased from $707,337to 5,018,220 and such increase is due to acquisition of subsidiaries in areas where higher salary rates are prevailing and also because of new subsidiaries. Depreciation increased from $168,083 to $1,182,611. The increase in operating overheads is a direct result of the acquisition of new companies, as well as a change in policy regarding the cost of operating remote branches, where operating costs are included an operating expense rather than a cost of revenue.

CRITICAL ACCOUNTING POLICIES; USE OF ESTIMATES

         The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses in our financial statements. On an on going basis, we evaluate our estimates, including tangible assets used in moves, bad debts, investments, financing operations, long-term service contracts, and contingencies. We base our estimates where possible on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

      Income from sales commission is recognized after the respective customers have accepted the insurance or investment products and a reasonable confirmation period is over and is approved and the transaction is complete before the sales commission covered under that transaction is accounted as income. Income from residuals is recognized when the residual payment is actually received.

EXPENSE RECOGNITION

      The Company receives commission for financial services on a regular basis and throughout the month. Commission payable to consultants, brokers and advisers from revenue generated during the month becomes due at the end of the month that it is incurred. Under normal circumstances all commission received in a month is matched to the commission expense calculation at the end of the month. Commission advances are expensed when paid unless the account relationship is more likely than not to assure future matching revenue collections to allow deferral until they are earned. All other expenses are recognized at the time the expense was incurred.

   DISCONTINUED OPERATIONS

      Belgravia Intervest Group Limited was discontinued in 2005. For the purpose of financial statement presentation, BIG operations are shown as a discontinued operation.

CONTINUING OPERATIONS

      Our operations for the current year continue through Master Finance Holdings S.A. Master Finance Europe SA, Master Finance Belgium SA and Master Trust SA and Master Finance Switzerland SA.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our significant contractual obligations as of December 31, 2006 are as follows:

             Contractual Obligations                                        Payments Due by Period
                                                    Less than            1-3 Years            4-5 Years          After 5
                                                    1 Year                                                       Years
             Long-term debt on financing the
1            acquisition of Master Finance          $1,547,026
             Holdings SA
2            Short-term debt on financing the       $1,400,000
             Acquisition of Master Trust SA
3            Long-term debt on financing the                             $2,847,096
             Acquisition of Master Trust SA

1. Long-term debt on financing the acquisition of Master Finance Holdings SA amounting to $1,547,026 has been discharged during the first quarter of 2007.
2. Short-term debt on financing the acquisition of Master Trust SA amounting to $1,400,000 has been discharges during the first quarter of 2007.
3. Long-term debt on financing the acquisition of Master Trust SA is to be paid out in quarterly installments of $350,000.

SOURCES OF REVENUES

We derive our revenues from two sources: (1) basic initial commission and advisory fees on the new investments made by our customers with the investment and insurance product providers. The rate of commission varies depending on product and the provider of that product. (2) trail commission and renewal commission based on the investments of the clients who are under our management and administration. 87% of our revenues during the year were based on basis initial commission and advisory fees and 10% of our revenues were based on trail commission and renewal commission. Other revenues represent bank interest which contributed approximately .3% of the total revenue.

For the year ended December 31, 2006, commission and advisory fees increased from $4,005,888 to $12,288,657. The 206% increase in revenue was mainly due the acquisition of new subsidiary, Master Trust SA and also because in the last year Master Finance Holdings SA were in applicable operation for 3 months. Interest revenue has increased from $1,810 to $36,657 because of the incorporation of income from newly acquired subsidiary.

COST OF REVENUE

The cost of revenue is primarily commission paid to brokers, consultants and account managers. Our cost of revenue has increased from $2,243,829 in 2005 to $6,305,455 in 2006 and the principal reasons are increase in sales and acquisition of new subsidiary. When the gross revenue increased by 206%, the cost of revenue was increased by 181%. The reason for increase in cost of revenue is mainly due to the increased rate of commission payment to the sales personnel on the basis of higher production levels.

OPERATING EXPENSES

      Salaries and related expenses consists of salaries, allowances, perquisites, social security and all other related expenses in association with the human resources for the employees and directors of the Company, except cost of recruitment. Selling and administrative expenses increased from $707,337to 5,018,220 and such increase is due to acquisition of subsidiaries in areas where higher salary rates are prevailing and also because of new subsidiaries. Depreciation increased from $168,083 to $1,182,611. The increase in operating overheads is a direct result of the acquisition of new companies, as well as a change in policy regarding the cost of operating remote branches, where operating costs are included an operating expense rather than a cost of revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Management believes that the Company has liquidity to carry on with the current business operations during the next year. The cash and cash equivalents as of the closing date of the previous fiscal year was $1,592,067 and will be enough to fund the existing operations for the current fiscal year. However, there were no funds readily available within the Company to meet complete liabilities which were outstanding in relation to the acquisition of subsidiaries. During the first quarter of 2007, all liabilities except the liability of $2,847,096 in relation to the acquisition of Master Trust SA have been discharged. This does not include outstanding payables to the service providers which are mainly related to administration overheads.

      At December 31, 2006, our principal sources of liquidity were cash, cash equivalents and accounts receivables.

CASH FLOWS


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                      2006           2005
                                                                                   -----------    -----------
Cash flows from operating activities
       Net loss                                                                    $(1,281,254)   $  (711,904)
       Net loss from discontinued operations                                              --          806,985
                                                                                   -----------    -----------
       Net income (loss) from continuing operations                                 (1,281,254)        95,081

       Adjustments  to  reconcile  net  income  (loss)  to net cash  flows  from operating activities:
           Stock payable for services                                                     --          131,497
           Depreciation                                                                 67,508         20,191
           Amortization of customer list                                             1,115,103        147,892
           Loss attributable to minority interest                                      147,050         83,253
           Impairment of accounts receivable                                           119,382           --
           Loss on currency exchange                                                   148,460           --
           Amortization of debt discount                                             1,647,058         28,836
           Goodwill impairment                                                         213,392           --
           Gain on sale of discontinued operations                                  (1,292,498)          --
           (Gain) / Loss on derivative                                                (199.069)       191,884
           Changes in assets and liabilities:
                Accounts receivable                                                    (30,247)    (2,282,838)
                Prepaid expenses and other current assets                               (2,004)       (38,483)
                Accounts payable                                                       910,492      1,672,528
                Minority interest                                                       51,550        262,438
                Accrued expenses and other current liabilities                         974,554        217,553
                                                                                   -----------    -----------
Net cash provided by continuing operations                                           1,340,7852       538,740
Net cash used in discontinued operations                                                  --         (282,745)
                                                                                   -----------    -----------
Net cash provided by operating activities                                            1,340,785        255,995
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Cash paid for acquisition of Master Trust SA                                 (2,000,000)          --
       Cash paid for acquisition of Master Finance Holdings SA                            --       (1,566,240)
       Cash received in Master Trust SA acquisition                                    338,950           --
       Cash received in Master Finance Holdings SA acquisition                            --          228,421
       Investment in marketable securities                                             (16,286)          --
       Additional investment in Master Finance Holdings SA                            (920,250)          --
       Increase in escrowed cash                                                       (90,117)          --
       Deposit on acquisition of Primus                                               (677,091)          --
       Sale of discontinued operations                                                 250,000           --
       Purchase of fixed assets                                                        (86,339)       (77,207)
                                                                                   -----------    -----------
Net cash used in investing activities                                               (3,201,493)    (1,415,026)
                                                                                   -----------    -----------



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                      2006           2005
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                                     276,000           --
       Borrowings on debt                                                            1,400,000      1,566,240
       Principal payments on debt                                                     (152,904)          --
                                                                                   -----------    -----------
Net cash provided by financing activities                                            1,523,096      1,566,240
                                                                                   -----------    -----------
Currency translation adjustment                                                        (27,825)       (77,724)
Net change in cash and cash equivalents                                                988,745        329,485
CASH AND CASH EQUIVALENTS
       Beginning of year                                                               603,322        273,837
                                                                                   -----------    -----------
       End of year                                                                 $ 1,592,067    $   603,322
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for interest                                                      $      --      $      --
       Cash paid for taxes                                                                --             --
NON CASH INVESTING AND FINANCING TRANSACTIONS:
       Stock issued for stock payable                                                5,845,105           --
       Unrealized gain on marketable securities                                         35,843           --
       Dividend payable to minority interest                                            85,615           --
       Discount on notes payable from derivative                                          --        1,566,240
       Common stock issued in reverse merger                                              --            3,437

       ACQUISITION OF MASTER TRUST SA:
           Fair value of assets acquired                                             7,122,429           --
           Fair value of liabilities acquired                                         (829,223)          --
                                                                                   -----------    -----------
           Net assets acquired                                                       6,293,206           --
                                                                                   -----------    -----------
           Non-cash consideration:
                Stock payable to consultant                                            780,000           --
                Note payable assumed                                                 2,588,206           --
                Common stock issued                                                  2,925,000           --
                                                                                   -----------    -----------
           Total non-cash consideration                                              6,293,206           --
                                                                                   -----------    -----------
       ACQUISITION OF MASTER FINANCE HOLDINGS SA:
           Fair value of assets acquired                                                  --        6,203,841
           Fair value of liabilities acquired                                             --         (395,841)
                                                                                   -----------    -----------
            Stock payable to consultants                                                  --        5,808,000
                                                                                   -----------    -----------

INVESTING ACTIVITIES

In August 4, 2006, Tally-Ho entered into a certain Sale and Purchase Agreement (the "SPA") with Protrust Financial Services Group SA, a company incorporated under the laws of the Canton of Ticino, Switzerland ("Protrust"). Under the terms of the SPA, ProTrust agreed to sell to Tally-Ho all of the issued and outstanding shares of its wholly-owned subsidiary, Protrust Private Clients SA ("Protrust"), in consideration for (i) the payment of US $2,000,000 in cash,
(ii) the delivery by Tally-Ho a promissory note in the aggregate principal amount of US $3,000,000 and (iii) the issue by Tally-Ho to ProTrust of 1,500,000 shares of its common stock with a fair value of $2,925,000. The estimated fair values of the assets acquired at August 4, 2006 were as follows:

Financing Activities

During the previous we borrowed $1,400,000 and sold stock for $276,000 for financing the acquisition of Master Trust SA

OFF-BALANCE SHEET ARRANGEMENTS
         The share purchase agreement for the acquisition of Master Finance Holdings SA provides for a payment of additional consideration on reaching certain levels of profit by the management of Master Finance. This contingent liability will arise only upon reaching the targets and are not reflected as total liabilities of the Company in the balance sheet.

ITEM 7: FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS                                                                   PAGE

Tally-Ho Ventures, Inc., Report of Independent Registered Accounting Firm      X

Consolidated Balance Sheets as of December 31, 2006                            X

Consolidated Statements of Operations
for the years ended December 31, 2006 and 2005                                 X

Consolidated Statement of Stockholder's Equity
for years ended December 31, 2006 and 2005                                     X

Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005                                 X

Notes to the Consolidated Financial Statements                                 X

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To       the Board of Directors
Tally Ho Ventures, Inc.
Capellen, Luxembourg

We have audited the accompanying consolidated balance sheets of Tally Ho Ventures, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Tally Ho's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tally Ho as of December 31, 2006 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tally Ho will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Tally Ho has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 21, 2007

                             TALLY-HO VENTURES, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                             2006
                                                                                         ------------
                                          ASSETS
CURRENT ASSETS
                         Cash and cash equivalents                                       $  1,592,067
                         Escrow accounts                                                    5,539,573
                         Marketable securities                                                388,576
                         Accounts receivable                                                2,706,012
                         Prepaid expenses                                                      94,169
                                                                                         ------------
                             Total current assets                                          10,320,397
                                                                                         ------------

Property and equipment, net                                                                   132,587
Deposits                                                                                      697,990
Customer list, net                                                                          9,547,894
Goodwill                                                                                    5,122,913
Other assets                                                                                   12,986
                                                                                         ------------
TOTAL ASSETS                                                                             $ 25,834,767
                                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
                         Accounts payable                                                $  3,344,245
                         Escrow accounts payable                                            5,449,456
                         Accrued expenses                                                   1,653,572
                         Stock payable                                                        874,392
                         Derivative liability                                               1,559,055
                         Current portion of notes payable                                   4,302,044
                                                                                         ------------
                            Total current liabilities                                      17,182,764
                         Note payable                                                       1,357,612
                                                                                         ------------
                            Total liabilities                                              18,540,376
                                                                                         ------------

MINORITY INTEREST                                                                             629,906
                                                                                         ------------

SHAREHOLDERS' EQUITY
                         Common stock, $0.001 par value; 75,000,000 shares authorized;
                         14,192,162  shares issued and outstanding                             14,193
                         Additional paid-in-capital                                         9,052,916
                         Other comprehensive loss                                             (69,706)
                         Retained earnings                                                 (2,332,918)
                                                                                         ------------
                             Total shareholders' equity                                     6,664,485
                                                                                         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 25,834,767
                                                                                         ============

    The accompanying notes are an integral part of the financial statements.


                             TALLY-HO VENTURES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                            (RESTATED)
                                                             2006             2005
                                                          ------------    ------------
Advisory commission received                              $ 12,288,657    $  4,005,888

Commission paid to advisors                                  6,305,455       2,243,829
Selling, general and administrative                          5,018,220         707,337
Depreciation and amortization                                1,182,611         168,083
Impairment loss                                                332,774            --
                                                          ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                 (550,403)        886,639

OTHER INCOME (EXPENSES)
Interest income                                                189,573           1,810
Interest expense                                            (1,901,319)        (28,836)
Gain (loss) on derivatives                                     199,069        (191,884)
Loss on currency exchange                                     (146,867)           --
Other income                                                   330,000            --
                                                          ------------     ------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES     (1,879,947)        667,729

LOSS ATTRIBUTABLE TO MINORITY INTEREST                        (147,050)        (83,253)
                                                          ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                           (2,026,997)        584,476

PROVISION FOR INCOME TAXES                                     546,756         357,898
                                                          ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    (2,573,753)        226,578

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations                      1,292,498            --
Loss from discontinued operations                                 --          (938,482)

                                                          ------------     ------------
NET LOSS                                                  $ (1,281,255)    $  (711,904)
                                                          ============     ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations                                     $      (0.24)    $      0.03
Discontinued operations                                           0.11           (0.13)
Net loss                                                         (0.11)          (0.10)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       11,338,607       7,122,873

    The accompanying notes are an integral part of the financial statements.


                             TALLY-HO VENTURES, INC
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                      Additional                     Other           Total
                                               Common Stock            Paid-in       Retained     Comprehensive  Stockholders'
                                           Shares         Amount       Capital       Earnings        Income     Equity (Deficit)
                                          ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004               4,563,490   $     4,563   $     7,533    $  (254,144)   $      --      $  (242,048)
Common shares issued in reverse merger     3,437,225         3,437        (3,437)          --             --             --
Common shares issued for services            650,243           650         8,257           --             --            8,907
Other comprehensive
   loss - translation adjustment                --            --            --             --          (77,724)       (77,724)
Net loss                                        --            --            --         (711,904)          --         (711,904)
                                          ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2005 (restated)    8,650,958         8,651        12,353       (966,048)       (77,724)    (1,022,769)
Common shares issued for services          2,708,704         2,709        34,396           --             --           37,105
Common shares issued for cash                312,500           313       275,688           --             --          276,000
Common shares issued for acquisition of
   Master Finance                          1,020,000         1,020     5,806,980           --             --        5,808,000
   Master Trust                            1,500,000         1,500     2,923,500           --             --        2,925,000
Other comprehensive income (loss):
       Translation adjustment                   --            --            --             --          (27,825)       (27,825)
       Unrealized gain
          on marketable securities              --            --            --             --           35,843         35,843
Net loss                                        --            --            --       (1,281,255)          --       (1,281,255)
                                                                                                                  -----------
Total comprehensive income (loss)               --            --            --             --             --       (1,273,237)
Dividend payable to minority interest           --            --            --          (85,615)          --          (85,615)
                                          ----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2006              14,192,162   $    14,193   $ 9,052,916    $(2,332,918)   $   (69,706)   $ 6,664,485
                                          ==========   ===========   ===========    ===========    ===========    ===========


                             TALLY-HO VENTURES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                (RESTATED)
                                                                  ----------    -----------
                                                                     2006          2005
                                                                  ----------    -----------
Cash flows from operating activities
       Net loss                                                  $(1,281,254)   $  (711,904)
       Net loss from discontinued operations                            --          806,985
                                                                 -----------    -----------
       Net income (loss) from continuing operations               (1,281,254)        95,081
       Adjustments to reconcile net income (loss) to net
       cash flows from operating activities:
           Stock payable for services                                   --          131,497
           Depreciation                                               67,508         20,191
           Amortization of customer list                           1,115,103        147,892
           Loss attributable to minority interest                    147,050         83,253
           Impairment of accounts receivable                         119,382           --
           Loss on currency exchange                                 148,460           --
           Amortization of debt discount                           1,647,058         28,836
           Goodwill impairment                                       213,392           --
           Gain on sale of discontinued operations                (1,292,498)          --
           (Gain) / Loss on derivative                              (199.069)       191,884
           Changes in assets and liabilities:
                Accounts receivable                                  (30,247)    (2,282,838)
                Prepaid expenses and other current assets             (2,004)       (38,483)
                Accounts payable                                     910,492      1,672,528
                Third party accounts                                 187,587      5,261,869
                Minority interest                                     51,550        262,438
                Accrued expenses and other current liabilities       974,554        217,553
                                                                 -----------    -----------
Net cash provided by continuing operations                         1,528,372      5,800,609
Net cash used in discontinued operations                                --         (282,745)
                                                                 -----------    -----------
Net cash provided by operating activities                          1,528,372      5,517,864
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Cash paid for acquisition of Master Trust SA               (2,000,000)          --
       Cash paid for acquisition of Master Finance Holdings SA          --       (1,566,240)
       Cash received in Master Trust SA acquisition                  338,950           --
       Cash received in Master Finance Holdings SA acquisition          --          228,421
       Investment in marketable securities                           (16,286)          --
       Additional investment in Master Finance Holdings SA          (920,250)          --
       Increase in escrowed cash                                    (277,704)    (5,261,869)
       Deposit on acquisition of Primus                             (677,091)          --
       Sale of discontinued operations                               250,000           --
       Purchase of fixed assets                                      (86,339)       (77,207)
                                                                 -----------    -----------
Net cash used in investing activities                             (3,389,080)    (6,676,895)
                                                                 -----------    -----------

                             TALLY-HO VENTURES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                (RESTATED)
                                                                  ----------    -----------
                                                                     2006          2005
                                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                   276,000           --
       Borrowings on debt                                          1,400,000      1,566,240
       Principal payments on debt                                   (152,904)          --
                                                                 -----------    -----------
Net cash provided by financing activities                          1,523,096      1,566,240
                                                                 -----------    -----------
Currency translation adjustment                                      (27,825)       (77,724)
Net change in cash and cash equivalents                              988,745        329,485

CASH AND CASH EQUIVALENTS
       Beginning of year                                             603,322        273,837
                                                                 -----------    -----------
       End of year                                               $ 1,592,067    $   603,322
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for interest                                    $      --      $      --
       Cash paid for taxes                                               xxx            xxx

NON CASH INVESTING AND FINANCING TRANSACTIONS:
       Stock issued for stock payable                              5,845,105           --
       Unrealized gain on marketable securities                       35,843           --
       Dividend payable to minority interest                          85,615           --
       Discount on notes payable from derivative                        --        1,566,240
       Common stock issued in reverse merger                            --            3,437

       ACQUISITION OF MASTER TRUST SA:
           Fair value of assets acquired                           7,122,429           --
           Fair value of liabilities acquired                       (829,223)          --
                                                                 -----------    -----------
           Net assets acquired                                     6,293,206           --
                                                                 -----------    -----------
           Non-cash consideration:
                Stock payable to consultant                          780,000           --
                Note payable assumed                               2,588,206           --
                Common stock issued                                2,925,000           --
                                                                 -----------    -----------
           Total non-cash consideration                            6,293,206           --
                                                                 -----------    -----------
       ACQUISITION OF MASTER FINANCE HOLDINGS SA:
           Fair value of assets acquired                                --        6,203,841
           Fair value of liabilities acquired                           --         (395,841)
                                                                 -----------    -----------
           Stock payable to consultants                                 --        5,808,000
                                                                 -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                             TALLY HO VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tally-Ho Ventures, Inc. through it's subsidiaries is a private wealth management organization focused on serving the needs of mid wealth families and individuals

Tally-Ho was incorporated on November 21, 2002 as a Delaware corporation. On May 9, 2005, Tally-Ho completed a 1-for-30 reverse split of its issued and outstanding shares of common stock. All share and per share amounts have been restated as if the split had occurred on the first day of the first period presented. On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, an international business company registered in the British Virgin Islands
("BIG"). As a result of recapitalization following this reverse merger, Belgravia Intervest Group Limited became the operating company and the business plan associated with Tally-Ho prior to the transaction was abandoned.

On September 27, 2005, Tally-Ho purchased Master Finance Holdings SA, a Luxembourg based company in the financial services industry. Master Finance Holdings SA has two subsidiaries, Master Finance Europe SA and Master Finance Belgium SA. Through its acquisition, Tally Ho acquired an 85% interest in Master Finance Europe and a 100% interest in Master Finance Belgium. Master Finance Holdings SA and its two subsidiaries were acquired for $7,374,240 of which $1,566,240 was paid in cash to the former owner and 1,020,000 common shares valued at $5,808,000 was issued to acquisition consultants.

In August 4, 2006, Tally-Ho purchased Protrust Private Clients SA from Protrust, for $8,293,206, comprised of (i) US $2,000,000, (ii) a promissory note for US $2,588,206 (iii) 1,500,000 common shares with a fair value of $2,925,000 and
(iv) 400,000 common shares to a consultant with a fair value of $780,000.

PRINCIPALS OF CONSOLIDATION

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

RESTATEMENT

Restatements of 2005 were made. See note 11 for details.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, Tally-Ho considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

ESCROW ACCOUNTS AND ESCROW ACCOUNTS PAYABLE

Escrow accounts are the monies held by Tally-Ho or its subsidiaries held in bank accounts on behalf of clients to be paid out towards premium or investments as per the instructions of the customers. Tally-Ho has recorded a liability on the balance sheet that corresponds to these amounts. The difference between escrow accounts and escrow accounts payable is due to interest on escrow accounts. Escrow accounts and escrow accounts payable are not part of the investing or financing activities of Tally-Ho.

MARKETABLE SECURITIES

Investments include marketable equity securities available for sale at their fair value. For the available for sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income (loss). The fair values of the securities at period-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Details as of December 31, 2006 are as follows:

Aggregate fair value                                    $388,576
Gross unrealized holding gains                            35,843

REVENUE AND COMMISSION EXPENSE RECOGNITION

Tally-Ho recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Tally-Ho's subsidiaries provide financial advice to their clients and clients invest money based on advice of officers or consultants of the subsidiaries. The subsidiary is paid commission on the basis of funds placed by the client with the investment product provider. Upon receipt of documents proving investment by the client, the transaction is considered complete and commission can be considered as earned.

Commissions payable to consultants, brokers and advisers are due in the period Tally-Ho recognizes revenue on a client's investment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Tally-Ho depreciates its property and equipment using the straight line method. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

LONG-LIVED ASSETS

Statement  of  Financial  Accounting  Standards  No  144,  "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed off," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Tally-Ho assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. There was no impairment of long lived assets in 2006 or 2005.

GOODWILL AND INTANGIBLE ASSETS

Tally-Ho  applies  the  provisions  of SFAS No. 142, " Goodwill  and  Intangible
Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. In accordance with SFAS No. 142, Tally-Ho's reporting units were identified as segments, and the goodwill assigned to each represents the excess of the original purchase price over the fair value of the net identifiable assets acquired for that segment. Tally-Ho evaluated goodwill for impairment. Fair value was determined through analyses of discounted future cash flows for the applicable reporting units. The analysis resulted in a write-down of goodwill of $213,292 in fiscal 2006 related to Master Finance Belgium, SA. No impairment loss was recognized in fiscal 2005..

EARNINGS PER SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

INCOME TAXES

Tally-Ho records income tax expense using the liability method for taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent Tally-Ho intends to permanently reinvest such earnings abroad. At any point in time, multiple tax years are subject to audit by various jurisdictions and Tally-Ho records reserves for estimates of probable tax exposures of foreign and domestic tax audits. However, negotiations with taxing authorities may yield results different than those currently estimated.

STOCK BASED COMPENSATION

Tally-Ho adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to adoption of SFAS 123R, Tally-Ho accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no stock options granted in fiscal 2006 or 2005.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity and are included in other comprehensive income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Tally-Ho   does  not  expect  the   adoption  of  recently   issued   accounting
pronouncements to have a significant impact on Tally-Ho results of operations, financial position or cash flow.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, Tally Ho had a working capital deficit of $6,862,367 as of December 31, 2006. This condition raises substantial doubt as to Tally Ho's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Tally Ho is unable to continue as a going concern. Management believes that its cash flow from operations is sufficient to pay all debts on a timely basis.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

                  Description                       Life         Amount
                  -----------------------           -------    ---------
                  Computer equipment                3 years     $134,077
                  Office furniture and equipment    4-10 years    56,683
                  Software                          3 years       13,144
                                                               ---------
                                                                 203,904
                  Less: accumulated depreciation                 (71,317)
                                                               ---------
                                                                $132,587
                                                               =========

Depreciation expense totaled $67,508 and $21,191 in fiscal 2006 and 2005, respectively.

NOTE 4: INCOME TAXES

The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

                                                                                2006                2005
                                                                        ------------        ------------
Current
         United States                                               $             -     $             -
         Foreign                                                             546,756             357,898
                                                                          ----------          ----------
         Total Current                                                       546,756             357,898
                                                                          ----------          ----------

Total Provision                                                            $ 546,756           $ 357,898
                                                                           =========           =========

All income taxes assessed are from European sources, where all operations are located. The applicable U.S. and European statutory rates are both 35%.

Taxable income (loss) for continuing operations by location is shown below:

         United States                                                   $(3,906,969)          $(368,613)
         Foreign                                                           1,333,216             953,089
                                                                        ------------          ----------

         Totals                                                          $(2,573,753)          $ 584,476
                                                                         ===========           =========

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing opreations before income taxes for the reasons set forth below:

         Statutory income tax at 35%                                             n/a           $ 204,567
         Effect of foreign operations                                      $ 546,756             153,331
                                                                           ---------          ----------

Total Provision                                                            $ 546,756           $ 357,898
                                                                           =========           =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:


Deferred tax asset
         Net operating loss carryforwards                                  $ 340,000          $   10,000
         Less:  Valuation allowance                                         (340,000)          (  10,000)
                                                                          ----------          ----------

         Net deferred tax asset                                            $       -          $        -
                                                                          ==========          ==========

Prior year losses of the U.S. parent company were mostly eliminated by Internal Revenue Code Section 382 when the reverse merger occurred in 2005.

NOTE 5: ACQUISITIONS

BELGRAVIA INTERVEST GROUP LIMITED
On May 12, 2005, Tally-Ho exchanged 4,563,490 shares of its common stock for 100% of the ownership interest in Belgravia Intervest Group Limited, a British Virgin Islands company. As a result of this reverse merger, Belgravia Intervest Group Limited became the operating company and the business plan associated with Tally-Ho prior to the transaction has been abandoned.

MASTER FINANCE HOLDINGS, SA
On September 27, 2005, Tally-Ho entered into a Share Purchase Agreement for the acquisition of 100% of the ownership in Master Finance Holdings SA, a Luxembourg based company in the financial services industry. Master Finance Holdings SA has two subsidiaries, Master Finance Europe SA and Master Finance Belgium SA. Through its acquisition, Tally Ho acquired an 85% interest in Master Finance Europe and a 100% interest in Master Finance Belgium. Master Finance Holdings SA and its two subsidiaries were acquired for a total cost of $7,374,240 of which
1.3 million Euros was to be paid in cash to the former owner and 1,020,000 common shares valued at $5,808,000 to be paid to acquisition consultants.
The acquisition strengthened Tally-Ho as a competitor in the wealth management industry. The estimated fair values of the assets and liabilities acquired at September 27, 2005 were as follows:

Cash                                       $          228,421
Accounts receivable                                   320,525
PP&E                                                   46,025
Goodwill                                            4,217,276
Customer list                                       2,957,832
Accounts payable                                     (129,225)
Accrued liabilities                                  (266,614)
                                           ------------------
Total                                      $        7,374,240
                                           ==================

Additional consideration over the value of the net assets was allocated to goodwill and customer list based on a third party valuation. Goodwill was tested for impairment by a third party as required by FASB Statement No. 142, "Goodwill and other Intangible Assets." No impairment loss was deemed necessary as of December 31, 2005. An impairment loss of $213,392 was recorded as of December 31, 2006 related to goodwill based on this valuation. The customer list is being amortized over a 15 year life. $591,566 and $147,892 of amortization expense was recognized as of December 31, 2006 and 2005 related to the customer list.

As of December 31, 2005, Tally Ho held 85% of Master Finance Europe, one of Master Finance Holdings' subsidiaries. For the year ended December 31, 2005, $83,253 of Master Finance Europe's net loss was attributable to the minority shareholder.

During 2006, Tally Ho acquired an additional 2.5% interest in Master Finance Europe for $920,500, raising Tally Ho's total ownership to 87.5%. The additional consideration was allocated to goodwill. For the year ended December 31, 2006, $147,050 of Master Finance Europe's net loss was attributable to the minority shareholder. As of December 31, 2006, the value of the minority shareholder's ownership in the net assets of Master Finance Europe was $629,906.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Tally-Ho, assuming the acquisition occurred on January 1, 2005, are as follows:

                                       2006                 2005
--------------------------------------------------------------------------
Service revenue                 $        8,165,558   $        3,765,552

Net loss                                  (295,407)            (683,627)

Net loss per common share                     (.03)               (0.10)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

MASTER TRUST, SA
In August 4, 2006, Tally-Ho entered into a certain Sale and Purchase Agreement (the "SPA") with Protrust Financial Services Group SA, a company incorporated under the laws of the Canton of Ticino, Switzerland ("Protrust"). Under the terms of the SPA, ProTrust agreed to sell to Tally-Ho all of the issued and outstanding shares of its wholly-owned subsidiary, Protrust Private Clients SA ("Protrust"), for total consideration of $8,293,206 comprised of (i) the payment of US $2,000,000 in cash, (ii) the delivery by Tally-Ho a promissory note in the aggregate principal amount of US $2,588,206 (iii) the issue by Tally-Ho to ProTrust of 1,500,000 shares of its common stock with a fair value of $2,925,000 and (iv) the issue by Tally-Ho of 400,000 shares of common stock to a consultant with a fair value of $780,000. The estimated fair values of the assets acquired at August 4, 2006 were as follows:

Cash                                        $          338,590
Marketable securities                                  336,447
Accounts receivable                                    191,784
Prepaid expenses                                       199,658
PP&E                                                     4,113
Customer list                                        7,853,057
Goodwill                                               198,779
Accounts payable                                      (532,000)
Accrued liabilities                                   (297,232)
                                            ------------------
Total                                       $        8,293,206
                                            ==================

Additional consideration over the value of the net assets was allocated to goodwill and customer list based on a third party valuation. Goodwill was tested for impairment by a third party as required by FASB Statement No. 142, "Goodwill and other Intangible Assets." No impairment loss was deemed necessary as of December 31, 2006 or 2005. The customer list is being amortized over a 15 year life. $523,537 of amortization expense was recognized as of December 31, 2006 related to the customer list.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Tally-Ho, assuming the acquisition occurred on January 1, 2005, are as follows:

                                             2006                 2005
--------------------------------------------------------------------------------
Service revenue                       $       16,266,326   $        9,559,781

Net Income (Loss)                                351,487             (877,150)

Net Income (Loss) per common share                  0.03                (0.12)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

NOTE 6 : SHORT TERM DEBT AND DERIVATIVE LIABILITY

In November 2005, Tally Ho borrowed 1,300,000 Euros from a third party to finance its acquisition of Master Finance Holdings. The note accrued interest at 10%, was due June 30, 2006 and secured by all of Tally Ho's shares in Master Finance Holdings. The note was convertible at $3.00 per share unless the market price of Tally Ho's stock fell below $3.00, at which point the conversion price would equal 75% of the market price of Tally Ho's stock on the date of the conversion. $145,315 of interest was accrued as of December 31, 2006 related to this note. The following table summarizes the convertible note payable since inception:

                                   Inception      Amortization     Balance      Amortization         Loss on       Balance
                                    11/19/05      of Discount     12/31/05       of Discount        Exchange      12/31/06
                                   -------------- --------------- ------------- ----------------- ------------- --------------
Convertible Note Payable              $1,566,240           $   -    $1,566,240
                                                                                               -      $148,460     $1,714,700
Discount on Convertible Note from
Derivative                           (1,566,240)          28,836   (1,537,404)         1,537,404             -              -
                                   -------------- --------------- ------------- ----------------- ------------- --------------

Total                                          -         $28,836       $28,836        $1,537,404      $148,460     $1,714,700
                                   ============== =============== ============= ================= ============= ==============


The note contains a variable conversion price that causes the number of shares to be issued in the future to be indeterminate. Because of this, the note requires derivative treatment under FAS 133 & EITF 00-19. Tally Ho valued the conversion option for this note using the Black-Scholes model with the following assumptions as of December 31, 2006: Stock price of $1.06, exercise price of $0.80, term of 1 year, volatility of 147%, 5% discount rate and no dividends. The excess value of the derivative liability over the convertible note at inception was $196,342 and recorded as a loss on derivative. The change in fair value of the derivative liability is recorded for each period as gain or loss on derivative. The following table summarizes the derivative liability since inception:

Inception, 11/19/05
        -Discount on convertible note                               $1,566,240
        -Loss on derivative                                            196,342
------------------------------------------------------------ ------------------
Derivative Liability, 11/19/05                                       1,762,582
------------------------------------------------------------ ------------------
Gain on derivative                                                      (4,458)
------------------------------------------------------------ ------------------
Derivative Liability, 12/31/05                                       1,758,124
------------------------------------------------------------ ------------------
Gain on derivative                                                   (199,069)
------------------------------------------------------------ ------------------
Derivative Liability, 12/31/06                                      $1,559,055
============================================================ ==================

In August 2006, as a part of its acquisition of Master Trust, Tally Ho assumed a $3,000,000 note to the former owners of Master Trust. The note has no interest rate, is unsecured and Tally Ho must make quarterly payments of $350,000 until the note is paid. Tally Ho made payments of $152,904 during the year related to this note. Tally Ho discounted the note due to it having no stated rate using an interest rate of 10%. The following table summarizes this note since inception:

                                       Inception        Amortization                          Balance
                                         8/4/06         of Discount         Payment          12/31/06
                                    ----------------- ----------------- ---------------- ------------------
Note Payable                              $3,000,000                         $(152,904)
                                                                     -                         $2,847,096
Discount                                    (411,794)          109,654               -           (302,140)
                                    ----------------- ----------------- ---------------- ------------------
Total                                     $2,588,206          $109,654       $(152,904)         2,544,956
                                    ================= ================= ================ ==================

Also in August 2006, Tally Ho borrowed a total of $1,400,000 from two parties. These notes are due January 31, 2007, unsecured and accrue interest at 5%. $29,167 of interest was accrued as of December 31, 2006 related to these notes.

NOTE 7: COMMON STOCK

During 2005:

- Tally Ho issued 3,437,225 shares of common stock valued at $0 to the previous shareholders of the company prior to its reverse merger with Belgravia Intervest Group.

- Tally Ho issued  650,243  shares of common  stock  valued at $8,907 to various
consultants,   employees,   and  clients  of   Belgravia   Intervest   Group  as
consideration for services performed prior to the reverse merger.

During 2006:

- Tally Ho issued  2,708,704 shares of common stock valued at $37,105 to various
consultants,   employees,   and  clients  of   Belgravia   Intervest   Group  as
consideration for services performed prior to the reverse merger.

- Tally Ho issued 312,500 shares of stock for $276,000.

- Tally issued 1,020,000 shares of common stock valued at $5,808,000 for amounts payable in 2005 related to its acquisition of Master Finance Holdings SA.

- Tally Ho issued 1,500,000 shares of common stock valued at $2,925,000 to acquire Master Trust, SA.

NOTE 8:  SALE OF BELGRAVIA AND DISCONTINUED OPERATIONS

On December 15, 2005, Tally-Ho determined to divest itself of Belgravia Intervest Group Limited in order to concentrate on the regulated European financial services market, and, shortly thereafter. On December 15, 2005, Tally-Ho entered into a franchising agreement with Affinity Trust SA to franchise BIG for a period of 5 years with an option to the franchisee to acquire ownership of BIG at the end of the franchising period. In January 2006, management of BIG was handed over to the franchisee. On January 31, 2006 the title of ownership of BIG was transferred to Amalgamated Holdings SA. The franchise agreement called for the payment of $100,000 per month for sixty months. Affinity Trust SA failed to meet their responsibilities under the franchise agreement and as a result, Tally-Ho rescinded the franchise agreement and agreement of sale. Tally-Ho subsequently sold all of its interest in BIG to Centurion Finance, Inc on June 29, 2006 for $250,000. The information has been classified in as discontinued operations in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.

During the year ended December 31, 2006, Tally-Ho recorded a gain on disposal of BIG of $1,292,498. During the year ended December 31, 2005, losses from the discontinued operations of BIG were $938,482.

NOTE 9:  OTHER INCOME

Other income consists of $330,000 of advisory fees to Meritalia SA. Tally-Ho advised Meritalia SA on various matters. Advisory services is not the planned future operation of Tally Ho and therefore the amounts have been classified as other income.

NOTE 10 - COMMITMENTS

Master Trust, SA leases office space under a two year operating lease which began in August 2006. Future minimum lease payments under a non-cancelable operating lease are 166,691 Swiss Francs in 2007 and 55,664 Swiss Francs in 2008. Basic rent expense charged to operations for the year ended December 31, 2006 was $43,348.

Master Finance Holdings, SA leases office space under two five year operating leases. The first agreement in January 2004 and has future minimum lease payments of 30,300 Euros in 2007 and 2008 and 7,575 Euros in 2009. The second lease began in August 2005 and has future minimum lease payments of 20,820 Euros from 2007-2009 and 8,675 Euros in 2010. Basic rent expense charged to operations for the years ended December 31, 2006 and 2005 was $78,864 and $17,023, respectively.

In the normal course of business, Tally Ho may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company's financial position, liquidity, or results of operations.

NOTE 11: 2005 RESTATEMENT

The statement of operations for 2005 has been restated. See the summary and the notes below:

                                                          PREVIOUSLY
                                                            STATED                                          RESTATED
                                                             2005             ADJUSTMENT                      2005
                                                        --------------- -----------------------        -------------------
REVENUE
Advisory commission received                                $3,828,924            $    176,964    (1)         $ 4,005,888
COST OF SALES
Commission paid to advisors                                  1,841,322                 402,507    (1)           2,243,829
                                                        --------------- -----------------------        -------------------

GROSS PROFIT                                                 1,987,602               (225,543)                  1,762,059

OPERATING EXPENSES
Selling, general and administrative                            958,084               (250,747)    (1)             707,337
Depreciation and amortization                                   54,999                 113,084    (3)             168,083
                                                        --------------- -----------------------        -------------------
Total operating expenses                                     1,013,083               (137,663)                    875,420
                                                        --------------- -----------------------        -------------------
LOSS FROM OPERATIONS                                           974,519                (87,880)                    886,639

OTHER INCOME (EXPENSES)
Interest income                                                  1,729                      81    (1)               1,810
Interest expense                                              (21,382)                 (7,454)    (1)            (28,836)
Gain (loss) on derivatives                                           -               (191,884)    (4)           (191,884)
Loss from discontinued operations                                                    (938,482)    (2)           (938,482)
                                                        --------------- -----------------------        -------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES        954,866             (1,225,619)                  (270,753)

LOSS ATTRIBUTABLE TO MINORITY INTEREST                          84,406                 (1,153)    (1)              83,253
                                                        --------------- -----------------------        -------------------
INCOME (LOSS) BEFORE INCOME TAXES                              870,460             (1,224,466)                  (354,006)

PROVISION FOR INCOME TAXES                                     342,086                            (1)             357,898
                                                        --------------- -----------------------        -------------------
NET INCOME (LOSS)                                           $  528,374           $ (1,224,466)                $ (711,904)
                                                        =============== =======================        ===================

BASIC AND DILUTED INCOME  (LOSS)  PER SHARE                      $0.06                                            ($0.10)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        8,650,624                                          7,122,873

(1) To record various adjustments and  reclassifications in accordance with U.S.
GAAP. (2) To record the effect of discontinued operations. (3) To record amortization of customer list acquired from Master Finance Holdings SA. (4) To record loss from derivative liability on convertible note.

NOTE 12: SUBSEQUENT EVENTS

On January 3, 2007, Tally Ho purchased the customer list of Primus Produkt & Vertriebs- Management SA for $676,936. The customer list will be amortized over five years.

During the quarter ended March 31, 2007 Tally Ho issued:

         o 207,000 shares of common stock with 225,000 warrants for cash of $225,000, less offering costs of $22,750. 18,000 shares of common stock were issued to the placement agent and recorded as offering costs.
         o 900,000 shares of common stock to settle $1,429,166 of short term loans consisting of principal of $1,400,000 and accrued interest of $29,166.
         o 1,500,000 shares of commons stock to settle its 1,300,000 Euro convertible note, at the same time eliminating its derivative liability. The principal and interest were $1,714,700 and $145,315, respectively.
         o 3,812,940 shares of common stock for prior period stock payable totaling $874,932.
         o        100,000   shares  of  common  stock  valued  at  $100,000  for
                  services.

During April 2007 Tally Ho issued:

o 817,008 shares of common stock with 895,940 warrants for $888,087, less offering costs of $79,928. As a result of this transaction, Tally Ho agreed to issue 73,531 shares of stock with 79,928 warrants to the placement agent as offering costs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

REMOVAL OF VAN CAUTER-SNAUWAERT & CO SARL, CHARTERED AUDITORS

         On April 5, 2006, we dismissed Van Cauter-Snauwaert & Co Sarl, Chartered Auditors ("VC-S"). VC-S audited our financial statements as of and for the year ended December 31, 2005. The decision to dismiss VC-S was approved by our Board of Directors because VC-S was not registered with the U.S. Public Company Accounting Oversight Board.

         The VC-S reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim periods, we had no disagreements with VC-S on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of VC-S, would have caused VC-S to make reference to the matter in its report. In addition, during VC-S's engagement with us and in the subsequent interim period through March 31, 2006, VC-S did not advise us: (a) that the internal controls necessary for us to develop reliable financial statements do not exist; (b) that information has come to VC-S' attention that had led it to no longer be able to rely on management's representations, or that had made VC-S unwilling to be associated with the financial statements prepared by management, (c) of the need to expand significantly the scope of VC-S' audit; or (d) that information had come to VC-S' attention that if further investigated (i) might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or
(ii) might cause VC-S to be unwilling to rely on management's representations or to be associated with our financial statements, or that for any reason, the issue has not been resolved to VC-S' satisfaction prior to its engagement to resign from its engagement with the Company.

ENGAGEMENT AND SUBSEQUENT RESIGNATION OF CONSTANTIN REVISEURS D'ENTERPRISES SPRL CIVILE

         On April 5, 2006, we engaged Constantin Reviseurs d'Enterprises SPRL Civile ("CRE") as our new independent auditors to re-audit our financial statements for 2005 and 2004 and to audit 2006.

         On February 14, 2007, CRE resigned, citing its lack of sufficient knowledge and experience with the US GAAP, CRE stated that it would not be able to perform the 2006 audit of our consolidated financial statements and thereby resigned. \

         During this time period, we had no disagreements with CRE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of CRE, would have caused it to make reference to the matter in its report.

                  In addition, during its engagement with us and in the subsequent interim period through March 31, 2007, CRE did not advise us: (a) that the internal controls necessary for us to develop reliable financial statements do not exist; (b) that information has come to its attention that had led it to no longer be able to rely on management's representations, or that had made CRE unwilling to be associated with the financial statements prepared us,
(c) of the need to expand significantly the scope of CRE's audit; or (d) that information had come to its attention that if further investigated (i) might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) might cause CRE to be unwilling to rely on management's representations or to be associated with the Company's financial statements, or that for any reason, the issue has not been resolved to CRE's satisfaction prior to its engagement to resign from its engagement with us.

ENGAGEMENT OF MALONE & BAILEY, PC

         On March 8, 2007, we engaged Malone & Bailey, PC ("MB") as our new independent registered public accounting firm to audit our financial statements for 2006 and 2005. Our Audit Committee of the Board of Directors participated in and approved the decision to engage MB.

         During the two most recent fiscal years, and the subsequent interim period prior to engaging MB, neither we nor anyone on our behalf consulted MB regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by MB that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

         MB conducted audits of the Registrant Tally Ho Ventures prior to its reverse merger with us in 2005. These audits were from the Company's inception through December 31, 2003. MB's reports in connection with such financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. In addition, during such prior engagement, there were no disagreements with MB, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MB's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.


ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer conducted evaluations of our disclosure controls and procedures. The term "disclosure controls and procedures" refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

         Our only significant weaknesses is our lack of familiarity with differences in European and U.S. accounting rules and disclosures, specifically in the areas of reverse merger (Tally Ho) discontinued operations (Belgravia), derivatives and purchase method accounting (Master Finance and Master Trust acquisitions. We are attempting to upgrade our understanding and knowledge in this area.

         Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names, ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person as of December 31, 2006. The executive officers of the Company are appointed by the Board of Directors. The directors and executive officers serve terms as per their agreements with the Company or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

NAME              AGE POSITION
Nigel Gregg       35  Chairman of the Board, President, Chief Executive Officer
Jose Meleth       39  Chief Financial Officer, Secretary, Director

         Our directors are elected to hold office until the next annual shareholder meeting and until their respective successors have been elected and qualified. Our officers serve at the pleasure of the Board of Directors until their resignation, termination or death. There are no family relationships among any of our executive officers or directors.

         Set forth below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years:

         NIGEL GREGG was appointed as the Chief Executive Officer and President of the Company effective July 1, 2006. Mr. Gregg has over 15 years experience in the financial services industry. He started as a trainee accountant for KPMG, Dublin, Ireland, and in five years he became a fully qualified Certified Accountant. In 1995, he joined as financial controller with Quality Goods International, a large distribution company based in Dublin. In 1999, Mr. Gregg joined Prudential International, as an accountant. In 2001, he moved departments within Prudential International; and joined the newly formed international division of Prudential International to promote product sales in Europe. From 2002, Mr. Gregg held the position of International Sales Manager of Prudential until he left the said position to join Tally Ho Ventures, Inc on April 1 2006 as the Chief Operating Officer.

         JOSE MELETH was appointed as a Vice President, Treasurer, Chief Financial Officer, Secretary and a director of the Company immediately after the reverse merger has been completed on 11 May, 2005. From 1995 to 1998, Mr. Meleth served as auditor and legal counsel to the Ministry of Finance, Government of India. He has participated in the investigations for the Bombay Stock Exchange Securities Division and acted as auditor in numerous securities transactions. Mr. Meleth joined Intervest Limited in 1998 as chief accountant and advanced to the post of Chief Financial Officer and Finance Director in 2000. Mr. Meleth is a member of the International Bar Association, London, the Institute of Directors, London, the Chartered Insurance Institute, London; the Association of International Accountants, London; and the Institute of Financial Consultants, USA. Mr. Meleth received his Bachelor's degree in Commerce in 1987, Master's Degree in Commerce in 1989 and Bachelor's Degree in Law in 1991, all from Mahatma Gandhi University, in India. He received his Master's Degree in Law from Bombay University in 1997. Mr. Meleth is a qualified accountant. Mr. Meleth served as the finance director of Belgravia Intervest Group Limited from August 1998 to May 2005. From May 2005 until now Mr. Meleth is serving as the Chief Financial Officer, Company Secretary and a Director of Tally Ho Ventures, Inc.

         None of the directors or officers of the Company are holding any positions in other reporting companies.

         To the knowledge of the management, there are no material proceedings to which any director, executive officer or affiliate of the company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate or security holder is a party adverse to the company or has a material interest adverse to the Company or any of its subsidiaries.

         To the best of our knowledge, no director, executive officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

BOARD MEETINGS

         The Board consists of two members, Messrs. Gregg and Meleth. During the fiscal year ended December 31, 2006, the Board of Directors met 18 times and took written action by consent in lieu of a meeting on numerous other occasions. During the 2006 fiscal year, all Board members attended 95% or more of the Board meetings

         Currently, there are no there are no committees of the Board. Also, the Company does not have an audit committee financial expert. The Company's current business operations commenced after the recapitalization in the year 2005. The Board intends to constitute several standing committees, including a standing Audit Committee with an audit committee financial expert in the near future.

DIRECTOR INDEPENDENCE

         Currently, there are no independent directors on our Board of Directors. Though we anticipate that the current Board vacancies will be filled with independent directors, we cannot provide any assurance as to when it will occur.

CODE OF ETHICS

         We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B under the Securities Act. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code is filed as an exhibit to this Annual Report. Upon written request, we will mail you a free copy of our Code. Please mail your request to the Company's main offices, to the attention of Jose Meleth, CFO.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2006, except as follows: Nigel Gregg and Jose Meleth, our CEO and CFO, respectively, failed to file their Forms 3 following their respective appointments as executive officers and directors of the Company. The Company will endevour to effect such filing as soon as possible in compliance with
Section 16(a) reporting requirements.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2006, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2006, the Company's Chief Executive Officer and the Company's most highly compensated executive officers serving as such as of December 31, 2006 whose compensation was in excess of $100,000 (the "Named Executive Officers:)




                           SUMMARY COMPENSATION TABLE

NAME AND                            YEAR    SALARY($)        BONUS($)        ALL OTHER          TOTAL($)(2)
PRINCIPAL POSITION                                                           COMPENSATION($)

Peter Smith (1)                     2006    $131,016          $0.00             $0.00             $131,016
Emmanuel Wolf, (2)                  2006    $400,000          $0.00             $0.00            $400,000
Jose Meleth, CFO (4)                2006    $175,000          $0.00             $0.00            $175,000
Nigel Gregg, CEO (4)                2006    $175,000          $0.00             $0.00            $175,000

(1) Peter Smith resigned as President and a director of the Company as of October 19, 2006. Until December 31, 2006, Mr. Smith remained a non-voting advisor to the Board to help the Company and the Board to facilitate the transition.

(2) Emmanuel Wolf is the CEO of Master Finance Holdings SA, Master Finance Europe & Master Finance Belgium SA and his remuneration package id defined as per the share purchase agreement and reorganization agreements executed in relation to the acquisition of these subsidiaries.

(3) The Company did not pay additional amounts to any of its directors or executive officers.

(4) The annual salary for each individual director was $300,000 per annum. However the directors have waived part of their salary and the actual effective amounts expensed as directors' salary are as above.

(5) None of the directors or executives availed any allowances.

OUTSTANDING EQUITY AWARDS AT END OF OUR 2006 FISCAL YEAR; OPTION AND STOCK APPRECIATION RIGHT GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006; STOCK OPTION AND STOCK APPRECIATION RIGHT EXERCISES AND HOLDINGS

         The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. In the future, the Company most likely will establish some type of an equity compensation plan to provide incentive to current or future employees and others material to the Company's business.

COMPENSATION OF DIRECTORS

         The Company had no non-employee directors on its Board of Directors during our 2006 fiscal year. The current employee directors on the Board of Directors do not receive any cash compensation for their services on the Board. We reimburse our directors for all reasonable expenses related to their attending board and committee meetings.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         We have negotiated the terms of written employment agreements with Nigel Gregg, our Chief Executive Officer, and Jose Meleth, our Chief Financial Officer in the beginning of 2007. The employment agreements for Messrs. Gregg and Meleth are virtually identical except for the positions held within the Company. The material terms and provisions of both agreements are summarized below:

         Each of the five-year agreements will automatically extend for additional periods of two years unless either party elects to terminate upon 90 days' prior written notice. The base salary is set at $330,000 per year payable in equal monthly installments subject to certain annual increases to be approved by the Compensation Committee of the Board. The employment agreements also provide for certain additional compensation, including (but not limited to):

         o an annual bonus of up to 2.5% of net profits (calculated as set forth in the agreement) of the company paid in cash or equity of the company
         o 200,000 shares of our common stock upon the employee's joining the company
         o the company provides an automobile for the use of the employee not to exceed a lease payment of US$1,000 per month as well as certain incidental related expenses
         o in the event the company terminates the employee at any time during the initial term of this employment for reasons other than for Cause (as specified in Clause IX (a) of the agreement), the employee will be entitled for a consolidated compensation in cash of 200% of the full remuneration for the rest of the initial term less any perquisites, allowances and future bonuses that he might have been eligible
         o in the event the company terminates the employee after the initial term of the employment, but before it is renewed by giving notice for non-renewal of the contract of employment which is otherwise automatically renewable for a term of two years, the employee will be eligible for a consolidated compensation of one full year's salary as on the day of the termination and will continue to be eligible for the 2.5% bonus as if he was continued in the employment for the full renewed term.
         o certain additional payments in the event of a change in control of our company or in the event the agreement is terminated by us without cause, for good reason or for certain additional enumerated reasons.

          The employment agreements also contain non-competition, confidentiality, indemnification and other terms and provisions customary for agreements of this nature. The foregoing is a summary description of the terms of the employment agreements and by its nature is incomplete. It is qualified in the entirety by these agreements, copies of which are filed as exhibits to this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The following table sets forth, as of May 15, 2007, to disclose information with respect to the Company's equity owned on record beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


TITLE OF                   NAME AND ADDRESS OF                AMOUNT AND NATURE OF      PERCENT
CLASS                      BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      OF CLASS (*)

Common                     Jose Meleth                                   200,000        (Less than 1%)
                           115 route d'Arlon,
                           L-8311 Capellen, Luxembourg

Common                     Nigel Gregg                                 -                         -
                           12 Mountainview Road
                           Ranelagh
                           Dublin 6
                           Ireland

Common                     Peter Ellery                                1,876,745                 8.62%
                           P O Box 589
                           Marbella, Spain

Common                     Peter Smith                                 1,876,745                 8.62%
                           P O Box 589
                           Marbella, Spain

Common                     Protrust Financial                          1,500,000                 6.89%
                           Services Group SA
                           115 route d'Arlon,
                           L-8311 Capellen, Luxembourg

Common                     All Officers and Directors                    200,000             (Less than 1%)
(as a group of 2 persons)

* Based on 21,782,582 shares outstanding as of May 17, 2007.

         Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company has utilized its common stock for equity compensation from time to time on a transactional basis. In the future, the Company most likely will establish some type of an equity compensation plan to provide incentive to current or future employees and others material to the Company's business.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS

EXHIBIT
  NO.     TITLE

3.1       Articles of Incorporation*
3.2       Bylaws*
10.1      Franchise Agreement with Affinity Trust S. A dated December 15, 2005**
10.2      Heads Agreement with ProTrust Private Clients S.A. dated November 29, 2005**
10.3      Agreement for Secured Loan and Share Option with the Winterman Group Limited dated
          November 19, 2005**
10.4      Protrust Sale and Purchase Agreement dated August 4, 2006. ***
10.5      Master Finance Re-organization agreement dated September 6, 2006
10.6      Mercatus Securities Purchase Agreement dated October 13, 2006. *+
10.7      Master Trust SA Re-organization agreement dated 14 November, 2006
10.8      Employment Agreement with Nigel Gregg dated January 1, 2007
10.9      Employment Agreement with Jose Meleth dated January 1, 2007
14        Code of ethics
21.1      List of Subsidiaries
31.1      CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2      CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2      CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

 * Incorporated by reference to our Registration Statement on Form SB-2 filed on November 7, 2003. File No. 333-104631.

 **       Incorporated  by reference to our Form 10-KSB/A filed on April
          20, 2006. File No. 000- 50873.

 *** Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2006.

 *+ Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 23, 2007.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TALLY-HO VENTURES, INC.

By: /s/ Nigel Gregg
------------------------------
Nigel M. Gregg
Chief Executive Officer, Chairman of the Board
Dated: May 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

By: /s/ Jose M. Meleth
--------------------------------
Jose M. Meleth
Chief Financial Officer, Director
Dated: May 18, 2007