Form 10QSB
period 2007-03-31
TALLY HO VENTURES INC
filed 2007-05-22
CIK 1226944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission file number: 333-104631

                             Tally-Ho Ventures, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        43-1988542
--------------------------------------------------------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                 115 Route d' Arlon, L-8311 Capellen, Luxembourg
   --------------------------------------------------------------------------
                     Address of principal executive offices

                                011-352 2630 1540
   --------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 21,699,573 common stock shares issued and outstanding as of May 21, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                             Tally-Ho Ventures, Inc.

                                Table of Contents

Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006

                Condensed Consolidated Statements of Operations for three months ended March 31, 2007 and 2006

                Condensed Consolidated Statements of Cash Flows three months ended March 31, 2007 and 2006

                Notes to Unaudited Condensed Consolidated Financial Information March 31, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.         Controls and Procedures

Part II.        Other Information

Item 1.         Legal Proceedings

Item 2.         Unregistered Sales of Equity and Use of Proceeds

Item 6.         Exhibits

                Signatures

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements of Tally-Ho Ventures, Inc. for the three months ended March 31, 2007 have been prepared by our management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                          Tally-Ho Ventures, Inc
                        Consolidated Balance Sheet
                                (unaudited)
                                                March 31,    December 31,
                                                  2007           2006
                                             ------------------------------
                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $   2,116,648   $  1,592,067
     Escrow accounts                              1,072,748      5,539,573
     Marketable securities                          354,405        388,576
     Accounts receivable                          1,967,519      2,706,012
     Prepaid expenses                                     -         94,169
                                             ------------------------------
         Total current assets                     5,511,320     10,320,397
                                             ------------------------------

Property and equipment, net                         194,763        132,587
Deposits                                                  -        697,990
Customer list, net                                9,650,439      9,547,894
Goodwill                                          5,122,913      5,122,913
Other assets                                              -         12,986
                                             ------------------------------
TOTAL ASSETS                                  $  20,479,435   $ 25,834,767
                                             ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                         $   2,545,858   $  3,344,245
     Escrow accounts payable                      1,072,748      5,449,456
     Due to related party                           135,215              -
     Accrued expenses                             1,522,964      1,653,572
     Stock payable                                        -        874,392
     Derivative liability                                 -      1,559,055
     Current portion of notes payable             1,184,790      4,302,044
                                             ------------------------------
        Total current liabilities                 6,461,576     17,182,764
     Notes payable                                1,117,392      1,357,612
                                             ------------------------------
        Total liabilities                         7,578,968     18,540,376
                                             ------------------------------

MINORITY INTEREST                                   644,823        629,906
                                             ------------------------------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
      75,000,000 shares authorized;
      20,730,102 and 14,192,162 shares issued
      and outstanding                                20,731         14,193
     Additional paid-in-capital                  15,071,796      9,052,916
     Other comprehensive loss                      (164,033)       (69,706)
     Accumulated deficit                         (2,672,849)    (2,332,918)
                                             ------------------------------
         Total shareholders' equity              12,255,645      6,664,485
                                             ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  20,479,435   $ 25,834,767
                                             ==============================


The accompanying notes are an integral part of the financial statements.

                          Tally-Ho Ventures, Inc
                   Consolidated Statements of Operations
                                (unaudited)

                                              For the Three Months Ended
                                                        March 31,
                                                              (restated)
                                                  2007           2006
                                             ------------------------------
Advisory commission received                  $   3,455,324   $  1,667,542

Commission paid to advisors                       1,654,984        706,914
Selling, general and administrative               1,750,728        767,045
Depreciation and amortization                       590,018        180,052
                                             ------------------------------
INCOME (LOSS) FROM OPERATIONS                      (540,405)        13,351

OTHER INCOME (EXPENSES)
Interest income                                     331,216          3,750
Interest expense                                    (76,312)      (184,815)
Gain (loss) on derivatives                                -        869,190
                                             ------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
 INCOME TAXES                                      (285,501)       701,656

LOSS ATTRIBUTABLE TO MINORITY INTEREST               14,917          6,101
                                             ------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  (300,418)       695,555

PROVISION FOR INCOME TAXES                           39,512         93,481
                                             ------------------------------
NET INCOME (LOSS)                             $    (339,931)  $    602,074
                                             ==============================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $       (0.02)  $       0.07

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                     20,730,102      8,650,624


The accompanying notes are an integral part of the financial statements.

                           Tally-Ho Ventures, Inc
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                           For the Three Months Ended March 31,
                                                               (restated)
                                                  2007            2006
                                            --------------------------------
Cash flows from operating activities
  Net income (loss)                           $    (339,931)  $     602,074
  Adjustments to reconcile net income (loss)
   to net cash flows used in operating
   activities:
     Stock for services                             100,000               -
     Depreciation                                    15,627          24,766
     Amortization of customer list                  574,391         155,286
     Loss attributable to minority interest          14,918           6,101
     Amortization of debt discount                   42,593         183,681
     Gain on derivative                                   -        (869,190)
     Changes in assets and liabilities:
        Accounts receivable                         832,662       1,414,159
        Accounts payable                           (753,974)       (692,601)
        Minority interest                                 -          (6,625)
        Accrued expenses and other current
         liabilities                                135,215        (692,601)
                                            --------------------------------
Net cash used in operating activities               621,502         817,651
                                            --------------------------------

Cash flows from investing activities
  Decrease in escrowed cash                          90,117              --
  Purchase of fixed assets                          (43,765)         (1,845)
                                            --------------------------------
Net cash provided by investing activities            46,352          (1,845)
                                            --------------------------------

Cash flows from financing activities
  Proceeds from sale of stock                       202,249               -
  Principal payments on debt                       (285,367)              -
                                            --------------------------------
Net cash used in financing activities               (83,118)              -
                                            --------------------------------

Currency translation adjustment                     (60,156)              -
                                            --------------------------------
Net change in cash and cash equivalents             524,581         815,807
Cash and cash equivalents
  Beginning of year                               1,592,067         603,322
                                            --------------------------------
  End of period                               $   2,116,648   $   1,419,129
                                            ================================

Supplemental disclosures of cash flow
 information
  Cash paid for interest                      $           -   $           -
  Cash paid for taxes                                     -               -

Non Cash Investing and Financing
 Transactions:
  Purchase of customer list with deposit      $     676,937               -
  Common stock issued for notes payable and
   accrued interest                               3,289,181               -
   Derivative liability settled with stock        1,559,055               -
  Common stock issued for stock payable             874,392               -


The accompanying notes are an integral part of the financial statements.

                             Tally-Ho Ventures, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Tally-Ho Ventures, Inc. as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been included. The results of operations and cash flows for the three month periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2006 has been extracted from the audited financial statements for the 12 months period ended December 31, 2006 but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

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

2.  Going Concern

As shown in the accompanying financial statements, Tally Ho had a working capital deficit of ($950,256) as of March 31, 2007. This condition raises substantial doubt as to Tally Ho's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Tally Ho is unable to continue as a going concern.

3.  Purchase of Customer List

On January 3, 2007, Tally Ho purchased the customer list of Primus Produkt & Vertriebs- Management SA for $676,936. The customer list will be amortized over five years. Amortization of this customer list for the three months ended March 31, 2007 was $33,847.

4.  Common Stock

During the quarter ended March 31, 2007 Tally Ho issued:

     - 207,000 shares of common stock with 500,000 warrants for cash of $225,000, net of offering costs of $22,750. 18,000 shares of common stock were issued to the placement agent and recorded as offering costs.
     - 900,000 shares of common stock to settle $1,429,166 of short term loans consisting of principal of $1,400,000 and accrued interest of $29,166.
     - 1,500,000 shares of commons stock to settle its 1,300,000 Euro convertible note, at the same time eliminating its derivative liability. The principal and interest were $1,714,700 and $145,315, respectively.
     - 3,812,940 shares of common stock for prior period stock payable totaling $874,932.
     -    100,000 shares of common stock valued at $100,000 for services.

5.  Restatement

The statement of operations for the three months ended March 31, 2006 was restated. See the summary and the notes below:

                                               Previously
                                                 Stated                                  Restated
                                                  2006           Adjustment                2006
                                            ---------------------------------------------------------
REVENUE
Advisory commission received                $     1,667,542                   -      $     1,667,542
COST OF SALES
Commission paid to advisors                        (706,914)                  -             (706,914)
                                            ------------------------------------     ----------------

GROSS PROFIT                                        960,628                   -              960,628

OPERATING EXPENSES
Selling, general and administrative                 767,045                   -              767,045
Depreciation and amortization                        63,185            (116,867)  (1)        180,052
                                            ------------------------------------     ----------------
LOSS FROM OPERATIONS                                130,398            (116,867)              13,531

OTHER INCOME (EXPENSES)
Interest income                                       3,750                   -                3,750
Income from franchising                             280,437            (280,437)  (2)              -
Gain on derivatives                                       -             869,190   (3)        869,190
Interest expense                                          -            (184,815)  (4)       (184,815)
                                            ------------------------------------     ----------------
INCOME BEFORE MINORITY INTEREST AND INCOME
 TAXES                                              414,585             287,071              701,656

LOSS ATTRIBUTABLE TO MINORITY INTEREST                6,101                   -                6,101
                                            ------------------------------------     ----------------
INCOME BEFORE INCOME TAXES                          408,484             287,071              695,555

PROVISION FOR INCOME TAXES                           93,481                   -               93,481
                                            ------------------------------------     ----------------
NET INCOME                                  $       315,003     $       287,071      $       602,074
                                            ====================================     ================

BASIC AND DILUTED INCOME PER SHARE          $          0.04     $          0.03      $          0.07

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                      8,650,624                   -            8,650,624

(1) Amortization of customer list acquired in acquisition of Master Finance Europe, SA and Master Finance Belgium, SA
(2) Reversal of uncollectible franchising income from an agreement that was cancelled
(3)  Decrease in fair value of previously unrecorded derivative liability
(4) Amortization of previously unrecorded discount on note payable where discount related to embedded derivative

6.  Derivative

In January 2007, Tally Ho converted the note payable that contained an embedded conversion option derivative. The related derivative liability of $1,559,055 was removed as a credit to additional paid in capital due to settlement of the note in Tally Ho's common stock.

7.  Subsequent Events

Subsequent to March 31, 2007 Tally Ho issued 817,008 shares of common stock with 895,940 warrants for $888,087, less offering costs of $79,928. As a result of this transaction, Tally Ho agreed to issue 73,531 shares of stock with 79,928 warrants to the placement agent as offering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Caution Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act. These statements relate to future events or the Company's future financial performance. The Company intends the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although the Company believes these forward-looking statements are reasonable and its expectations are based on arguable assumptions, the Company cannot assure you these expectations will turn out to be correct.

Description of Business

History and Development of the Business

         We are focused on building a revenue stream from acquisition of existing companies operating profitably or acquisition of existing companies operating at a loss, but with ample business opportunities to run them profitably.

         Tally-Ho Ventures, Inc. was incorporated on November 21, 2002 as a Delaware corporation

         We acquired 87.5% of Master Finance Holdings, a Luxembourg based company in the financial services industry, was acquired on September 27, 2005 for about $7.25 million in cash, stock and debt. We retain an option to purchase the remaining 12.5%.

         On August 4, 2006, we acquired Protrust Private Clients SA for US$2,000,000,and 1,500,000 shares of common stock.. This company was then renamed to Master Trust SA.

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

Direct Operations

         We do not conduct any business with direct customer interaction. All the business operations are conducted through its wholly owned subsidiaries. There are various kinds of insurance policies designed by various product providers to suit the demands of different kind of individuals. The terms and conditions of such policies depend on the institutions and our subsidiaries find out the most suitable policy or investment scheme for any individual customer. Financial consultants associated with these subsidiaries are well trained and experienced in the localized insurance and investment industry and therefore they will be able to identify the needs of each individuals which vary from country to country, age group to age group and income group to income group.

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

         We estimated that Protrust was cost effective, as it was able to manage a large portfolio without the need for large staff. Under the terms of the letter of intent, the operations of Protrust were expected to become our operating subsidiary with key members of the Protrust management team entering into long-term employment contracts.

         On August 4, 2006 the Company entered into final agreement to complete the acquisition of Protrust Private Clients SA, a Swiss fiduciary company. The Company has changed the name of Protrust Private Clients SA to Master Trust SA with effect from September 1, 2006. The financial statements included in this report include the financial results of Master Trust SA. Key members of the management who were working with Master Trust have entered into employment contracts.

         Master Finance Switzerland SA

         On September 16 2006, the Company signed heads of agreement to execute share purchase agreement for the acquisition of 100% of the ownership interest of Primus Produkt- & Vertriebs- Management SA (Primus). Primus was originally established in 1996, transformed itself into an authorized fiduciary trust in May 1998. Primus was set up specifically to manage leveraged with-profits investments for high net worth investors, under the terms of a discretionary management agreement. Over the last eight years, Primus has built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream.

         Primus has acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Germany and the Far East and is regarded as one of the founders of leveraged "With-Profits Bond" business. Primus has engaged in and managed this type of business for over a decade. The competitive advantage has come through specialization and concentration on a niche product and by providing services for investors and distributors. On January 3, 2007, Master Finance Europe SA entered into final agreement to complete the purchase of Primus' customer list.

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

Government Regulations

         The European regulatory environment is continuously changing to reflect the strict regulatory standards set by each European country. Tally Ho needs to ensure that it agents and staffs are aware of all changes and act in compliance with such laws. The Company continuously educates its staff about the new standards and amendments to the statutes to maintain the knowledge of its staff up to date

Liquidity and Capital Requirements

As of March 31, 2007, the Company had a cash balance of $2,116,648 which is an increase from $1,592,067, the cash balance at the beginning of the year.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Controls and Procedures.

         It is Management's responsibility for establishing and maintaining adequate internal control over financial reporting for Pebble Beach Enterprises.

It is our CEO's and CFO's ultimate responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, management review of monthly, quarterly and annual results and an established system of internal controls.

         As of March 31 2007, our management, including CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, our CEO and CFO have concluded that our disclosure controls were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the relevant securities laws is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         Our only significant weaknesses is our lack of familiarity with differences in European and U.S. accounting rules and disclosures, specifically in the areas of reverse merger (Tally Ho) discontinued operations (Belgravia), derivatives and purchase method accounting (Master Finance and Master Trust acquisitions. We are attempting to upgrade our understanding and knowledge in this area.

         There have been no changes in our internal control over financial reporting during the period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, ours internal control over financial reporting.

It should be noted that while our management, including our CEO and CFO, believe that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Item 6. Exhibits

Index of Exhibits:

3.1 Articles of Incorporation *

        3.2      Bylaws *
        31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form SB-2 filed on November 7, 2003. File No. 333-104631.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: May 21, 2007


Nigel Greg
Chief Executive Officer, Chairman of the Board

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: May 21, 2007



Jose Meleth
Chief Financial Officer, Director