Form 10QSB
period 2007-06-30
TALLY HO VENTURES INC
filed 2007-08-14
CIK 1226944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-104631

Tally-Ho Ventures, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware                                                                           43-1988542

(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

Elenion Building 5, Them. Dervis Street, 3rd Floor, CY-1066 Nicosia,  Cyprus

Address of principal executive offices

011-357 22 503 212

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

There were 21,782,582 common stock shares issued and outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Tally-Ho Ventures, Inc.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets June 30, 2007 and December 31, 2006

Consolidated Statements of Operations three and six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows six months ended June 30, 2007 and 2006

Notes to Consolidated Financial Information June 30, 2007

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements of Tally-Ho Ventures, Inc. for the six months ended June 30, 2007 have been prepared by our management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

Tally-Ho Ventures, Inc
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,370,666	$1,592,067
Escrow accounts	1,115,334	5,539,573
Marketable securities	67,599	388,576
Accounts receivable	1,599,332	2,706,012
Prepaid expenses	96,179	94,169
Other current assets	6,568	-
Total current assets	5,255,677	10,320,397

Property and equipment, net	137,732	132,587
Intangibles, net	115,812	-
Deposits	39,129	697,990
Customer list, net	9,076,048	9,547,894
Goodwill	5,122,913	5,122,913
Other assets	-	12,986
TOTAL ASSETS	$19,747,310	$25,834,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,091,168	$3,344,245
Escrow accounts payable	1,148,950	5,449,456
Due to related party	225,321	-
Accrued expenses	1,227,194	1,653,572
Short term debt	1,791,336	-
Stock payable	-	874,392
Derivative liability	-	1,559,055
Current portion of notes payable	-	4,302,044
Total current liabilities	6,483,970	17,182,764
Notes payable	-	1,357,612
Total liabilities	6,483,970	18,540,376

MINORITY INTEREST	317,412	629,906

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized;
21,782,582 and 14,192,162 shares issued and outstanding	21,783	14,193
Additional paid-in-capital	15,824,704	9,052,916
Other comprehensive gain (loss): foreign currency translation	298,541	(69,706)
Accumulated deficit	(3,199,100)	(2,332,918)
Total shareholders’ equity	12,945,928	6,664,485
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,747,310	$25,834,767

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Six Months Ended
		(restated)		(restated)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Advisory commissions received	$4,579,396	$2,066,518	$8,365,936	$3,734,060

Commissions paid to advisors	(1,735,019)	(951,232)	(3,390,003)	(1,658,146)
Selling general & administrative	(2,703,337)	(756,374)	(4,454,065)	(1,523,419)
Depreciation & amortization	(593,339)	(192,358)	(1,183,357)	(372,410)

INCOME (LOSS) FROM OPERATIONS	(452,300)	166,554	(661,490)	180,085

Other Income (Expense):
Interest income	95,586	8,119	95,586	11,869
Interest expense	(89,512)	(1,453,909)	(165,824)	(1,638,724)
Other income	70,268	-	70,268	-
Gain from discontinued operations	-	1,292,498	-	1,292,498
Gain (loss) from derivatives	-	(520,616)	-	348,574
INCOME (LOSS) BEFORE MINORITY
INTEREST AND INCOME TAX	(375,958)	(507,354)	(661,460)	194,302

Income attributable to minority interest	(24,652)	(13,072)	(39,569)	(19,173)
INCOME (LOSS) BEFORE INCOME TAX	(400,610)	(520,426)	(701,029)	175,129

Income tax expense	(125,641)	(112,777)	(165,153)	(206,258)
NET LOSS	$(526,251)	$(633,203)	$(866,182)	$(31,129)

BASIC & DILUTED NET LOSS PER
SHARE	$(0.02)	$(0.06)	$(0.04)	$(0.00)

BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	21,576,678	10,320,508	20,482,851	9,490,345

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc.
Consolidated Statement of Shareholders’ Equity
Six Months Ended June 30, 2007
(unaudited)

			ADDITIONAL	OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY(DEFICIT)
Balance at December 31, 2006	14,192,162	$14,193	$9,052,916	$(69,706)	$(2,332,918)	$6,664,485
Common shares issued for settlement of debt and accrued interest	2,400,000	2,400	3,286,781	-	-	3,289,181
Settlement of derivative liability	-	-	1,559,055	-	-	1,559,055
Common shares issued for prior year stock payable	4,035,987	4,036	870,356	-	-	874,392
Common shares issued for services	100,000	100	99,900	-	-	100,000
Common shares issued for cash, net of offering costs	1,054,433	1,054	955,696	-	-	956,750
Other comprehensive income (loss):
Translation adjustment	-	-	-	404,090	-	404,090
Realized gain on marketable securities	-	-	-	(35,843)	-	(35,843)
Net loss	-	-	-	-	(866,182)	(866,182)
Total comprehensive income (loss)	-	-	-	-	-	(497,935)
Balance at June 30, 2007	21,782,582	$21,783	$15,824,704	$298,541	$(3,199,100)	$12,945,928

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30,
		(restated)
	2007	2006
Cash flows from operating activities
Net loss	$(866,182)	$(31,129)
Adjustments to reconcile net loss to net
cash flows provided by operating activities:
Stock for services	100,000	-
Depreciation	34,575	76,627
Amortization of customer list	1,148,783
Income attributable to minority interest	39,569	19,173
Amortization of debt discount	133,538	1,537,404
Gain on sale of Belgravia Intervest Group	-	(1,292,498)
Gain on sale of marketable securities	(5,060)	-
Gain on derivative	-	(348,574)
Changes in assets and liabilities:
Accounts receivable	1,106,680	1,903,124
Prepaid expenses and other current assets	(26,652)	(43,803)
Accounts payable	(1,382,359)	(1,143,034)
Accounts payable – related parties	225,321	-
Minority interest	(222,781)	(85,615)
Accrued expenses and other current liabilities	(251,897)	352,322
Net cash provided by operating activities	33,535	1,157,634

Cash flows from investing activities
Additional investment in stock of Master Finance	-	(920,050)
Change in third party accounts	123,733	(1,036)
Sale of marketable securities	357,793	-
Purchase of marketable securities	(67,599)	-
Sale of Belgravia Intervest Group	-	250,000
Purchase of fixed assets	(142,546)	(66,909)
Net cash provided by (used in) investing activities	271,381	(737,995)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	956,750	-
Principal payments on debt	(887,158)	-
Net cash provided by financing activities	69,592	-

Currency translation adjustment	404,090	(82,147)
Net change in cash and cash equivalents	778,599	419,639
Cash and cash equivalents
Beginning of year	1,592,067	603,322
End of period	$2,370,666	$1,022,961

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Non Cash Investing and Financing Transactions:
Purchase of customer list with deposit	676,936	-
Common stock issued for notes payable and accrued interest	3,289,181	-
Dividend to minority interest	129,282	85,615
Derivative liability settled with stock	1,559,055	-
Common stock issued for stock payable	874,392	4,700,273

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Tally-Ho Ventures, Inc. as of June 30, 2007 and the results of its operations and cash flows for the three and six month periods ended June 30, 2007 and 2006 have been included. The results of operations and cash flows for the three and six month periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2006 has been extracted from the audited financial statements for the year ended December 31, 2006 but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, depreciable lives of fixed assets, valuation and lives of acquired intangibles, income tax, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Revenue Recognition
Tally−Ho recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Tally−Ho's subsidiaries provide financial advice to their clients and clients invest money based on advice of officers or consultants of the subsidiaries. The subsidiary is paid commissions on the basis of funds placed by the client with the investment product provider. Upon receipt of documents proving investment by the client, the transaction is considered complete and the commission can be considered earned.

For some client investments, the subsidiaries will arrange for bank loans to the clients to increase their investment amount.  When this is arranged, the bank pays the subsidiaries a percentage of the margin charged by the banks for the loans made by the clients.  These loan commissions are considered earned as funds are received from the banks.  $331,216 and $1,119,078 was received related to these loan commissions for the three and six months ended June 30, 2007, respectively.

2.  Going Concern

As shown in the accompanying financial statements, Tally Ho had a working capital deficit of $1,228,293 as of June 30, 2007. This condition raises substantial doubt as to Tally Ho’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Tally Ho is unable to continue as a going concern.

3.  Purchase of Customer List

On January 3, 2007, Tally Ho purchased the customer list of Primus Produkt & Vertriebs- Management SA for $676,936.  The customer list will be amortized over five years.  Amortization of this customer list for the six months ended June 30, 2007 was $67,694.

4.  Common Stock

During the six months ended June 30, 2007, Tally Ho issued:

-
965,971 shares of common stock with 1,050,000 warrants for cash of $1,050,000.  The relative fair value of the stock and warrants sold in the transaction was $661,216 and $388,784, respectively. The placement agent in the transaction received cash of $93,250, 88,462 shares of common stock valued at $107,650, and 95,000 warrants valued at $55,858.  All warrants granted in these transactions have a term of 2 years and are exercisable at $2.00 per share.  The warrants were valued using a Black-Scholes model with the following inputs: 1) number of warrants, exercise price and term as set forth in the agreements 2) market price on the date of grant 3) volatility of 143% and 4) discount rate of 5.00%.  The warrants were analyzed under FAS 133 and EITF 00-19 and were determined not to require derivative treatment.  All stock and warrants issued in these transactions are subject to a registration rights agreement that requires the registration of the securities 180 days from closing which is August and September 2007 or Tally Ho will owe liquidated damages of 10% of the securities issued to each investor payable in common stock.  As of June 30, 2007, Tally Ho considered the likelihood that they would have to pay liquidated damages to be not probable.

-	900,000 shares of common stock to settle $1,429,166 of short term loans consisting of principal of $1,400,000 and accrued interest of $29,166.
-
1,500,000 shares of commons stock to settle its 1,300,000 Euro convertible note, at the same time eliminating its derivative liability.  The principal and interest were $1,714,700 and $145,315, respectively.

-	4,035,987 shares of common stock for prior period stock payable totaling $874,932.
-	100,000 shares of common stock valued at $100,000 for services.

5.  Restatement

The statement of operations for the six months ended June 30, 2006 was restated as follows:

	Previously
	Stated			Restated
	Six Months			Six Months
	Ended			Ended
	June 30, 2006	Adjustment		June 30, 2006

Advisory commission received	$3,734,060	$-		$3,734,060

Commission paid to advisors	(1,658,146)	-		(1,658,146)
Selling, general and administrative	(1,513,103)	(10,316)	(1)	(1,523,419)
Depreciation and amortization	(158,167)	(214,243)	(2)	(372,410)
INCOME FROM OPERATIONS	404,644	(224,559)		180,085

OTHER INCOME (EXPENSE)
Interest income	11,869	-		11,869
Income from franchising	562,689	(562,689)	(3)	-
Gain on sale of discontinued operations	-	1,292,498	(4)	1,292,498
Gain on derivatives	-	348,574	(5)	348,574
Interest expense	-	(1,638,724)	(6)	(1,638,724)
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	979,202	(867,047)		194,302

INCOME ATTRIBUTABLE TO MINORITY INTEREST	(19,173)	-		(19,173)
INCOME BEFORE INCOME TAXES	960,029	(867,047)		175,129

PROVISION FOR INCOME TAXES	(206,258)	-		(206,258)
NET INCOME (LOSS)	$753,771	$(867,047)		$(31,129)

BASIC AND DILUTED INCOME PER SHARE	$0.07	$(0.07)		$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,398,341	(1,907,996)	(7)	9,490,345

(1) Minor reclassification
(2) Amortization of customer list acquired in acquisition of Master Finance Europe, SA and Master Finance Belgium, SA
(3) Reversal of uncollectible franchising income from an agreement that was cancelled
(4) Previously unrecorded gain on sale of discontinued operations of Belgravia Intervest Group
(5) Decrease in fair value of previously unrecorded derivative liability
(6) Amortization of previously unrecorded discount on note payable where discount related to embedded derivative
(7) Error in calculation of weighted average shares outstanding

The statement of operations for the three months ended June 30, 2006 was never previously published and is labeled as restated in the accompanying statements of operations for that reason.

6.  Derivative

In January 2007, Tally Ho issued shares to convert the note payable that contained an embedded conversion option derivative.  The related derivative liability of $1,559,055 was removed as a credit to additional paid in capital due to settlement of the note payable and derivative in Tally Ho’s common stock.

7.  Subsequent Events

On July 12, 2007, Tally Ho sold 999,992 shares of common stock and 999,992 warrants to purchase common stock exercisable at $1.40 per share, expiring three years from the date of sale for an aggregate price of $700,000.  The relative fair value of the stock and warrants sold in this transaction was $367,933 and $332,067, respectively.  Tally Ho has committed to pay the placement agent in this transaction $63,000 in cash, 90,000 shares of stock valued at $76,500 and 90,000 warrants valued at $56,859.  All stock and warrants issued in these transactions are subject to a registration rights agreement that requires the registration of the securities by January 2008 or Tally Ho will owe liquidated damages of 10% of the securities issued to each investor payable in common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Caution Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act. These statements relate to future events or the Company's future financial performance. We intend the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable and our expectations are based on arguable assumptions, we cannot assure you these expectations will turn out to be correct.

Description of Business

History and Development of the Business

Tally-Ho Ventures, Inc. was incorporated on November 21, 2002 as a Delaware corporation.  It operated a nominal movie production business until May 2005 when it agreed to a reverse merger with Belgravia Intervest Group Limited.

On May 12, 2005, Tally-Ho exchanged 4,563,490 common shares and 11,059,745 options for 100% of the  ownership  interest in Belgravia Intervest Group Limited ("BIG"),  an international  business  company  registered in the British Virgin Islands. As a result of recapitalization following this reverse  merger,  BIG  became  the  operating  company  and  the  business  plan associated with Tally-Ho prior to the transaction was abandoned.

On September 27, 2005, we purchased 85% of Master Finance Holdings SA, a Luxembourg-based company in the financial services industry.  Master Finance Holdings SA and its two subsidiaries were acquired for $7,225,151, of which 1.5 million Euros was to be paid in cash, $100,000 to be paid in common shares at $5 per share, 2.4 million in shares at the current market price and the remaining to be paid in the form of earn-out which was to be recorded as acquisition of minority interest.  In April of 2006, we then acquired 2.5% of the 15% minority interest for 750,000 Euros. The Share Purchase Agreement, as subsequently amended and related agreements are incorporated by referenced into this filing form.

On December 15, 2005, we franchised the non-European distribution arm of BIG to Affinity Trust SA for 5 years with an option to the franchisee to acquire the ownership at the end of the franchising period.  The franchise agreement called for the payment of $100,000 per calendar month, until maturity. Affinity Trust was a private wealth management firm with offices in a number of countries. Affinity Trust SA failed to perform under the franchise agreement and we cancelled the franchise agreement. We subsequently sold all of our interest in BIG to Centurion Finance, Inc on June 29, 2006 for $250,000.

On August 4, 2006,  we  purchased  100%  ownership of Protrust Private Clients SA from its parent company Protrust Financial Services Group SA, a company  incorporated in Ticino,  Switzerland,  for (i) US $2,000,000 in cash, (ii) a promissory  note for US $3,000,000  and (iii)  1,500,000  common  shares. Protrust was set up specifically to manage leveraged with-Profits investments for high net worth investors, under the terms of a discretionary management agreement.  Over the last nine years, Protrust Private Clients SA built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream.  Protrust is a fully authorized fiduciary company, subject to the regulatory control of the Swiss Cantonal government in Lugano, Switzerland. As such, Protrust Private Clients SA is able to offer a full range of  services  to  clients,  including  full  discretionary  management,  holding clients' assets in the company's name, and trading for clients over a wide range of  assets  including  investments  and  real  estate.  Immediately after this acquisition, the name Protrust Private Clients SA was changed to Master Trust SA.

On September 6, 2006, we modified the September 27, 2005 Master Finance purchase agreement to add a non-competition clause and to reduce the earn-out payment terms by $750,000.

On November 14, 2006, we modified the payment terms of the Master Trust acquisition agreement to cancel the promissory note.  Based on the new arrangement, the total outstanding liabilities to the vendors of Master Trust SA will be discharged from the earnings of Master Trust in installments.

On January 3, 2007, we acquired the customer list and some employees of Primus Produkt - & Vertriebs - Management SA for 500,000 Euros. The name of the entity has been changed to Master Finance Switzerland SA. Primus was originally established in 1996 and changed its legal form into an authorized fiduciary trust in May 1998.  Primus was set up specifically to manage leveraged with-profits investments for high net worth investors under the terms of a discretionary management agreement.  Over the last eight years, Primus built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream.

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

On 14 February, 2007, we sold 206,992 common shares and 225,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $225,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On 1 March, 2007, we sold 275,989 shares of common stock and 300,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $300,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On 26 March, 2007, we sold 459,982 shares of common stock and 500,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $500,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On 28 March, 2007, the Company sold 23,000 shares of common stock and 25,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $25,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

The finds raised were utilized for our working capital requirements.

On April 9, 2007, we terminated a certain Securities Purchase Agreement, dated as of October 13, 2006 with Mercatus & Partners, Ltd.  On April 24, 2007, the parties to the SPA executed a Mutual Settlement and Release Agreement, which contains terms and provisions customary for agreements of such nature.  Following the execution of the Release, Mercatus returned 1,571,428 shares of common stock of the Company issued under the SPA.

On June 26, 2007, Master Trust SA has received a license from Swiss Federal Banking Commission to operate as a fund distributor. This license would considerably increase Master Trust’s capacity to generate new business.

On July 12, 2007, we sold 999,992 shares of common stock and 999,992 warrants to purchase common stock exercisable at $1.40 per share, expiring three years from the date of sale for an aggregate price of $700,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

Management has plans to acquire new entities operating in the financial services industry and is reviewing various business proposals. However, the Company has not reached in any definitive agreements for the acquisition of new subsidiaries.

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

Our Solution

We identify those successful companies which, in our estimate, may have technical problems due to the fact that their infrastructure is not developed or are facing problems with local regulators due to strict compliance standards which only a large organization can fulfill or facing problems to obtain terms of business with top level product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once such an institution is identified, we approach it and negotiate an acquisition. Once acquired, we address various issues related to infrastructure, regulatory matters and seek to establish business with investment houses and the profit of the acquired institutions shall be increased naturally.

We acquire small companies that are, in our estimate, running at a loss due to the fact that their infrastructure is not developed and there is lack of sufficient and capable management and those also facing problems with local regulators due to strict compliance standards which only a large organizations can fulfill or facing problems to obtain terms of business with product providers due to the fact that these small institutions cannot comply with the minimum standards of such providers. Once we acquire such companies, we either amalgamate the loss making business to another successfully running subsidiary company or merge one or more loss making companies and put new management in place.

Our Strategy

While the subsidiaries are allowed to maintain their uniqueness in relation to their approach to clients, Tally-Ho Ventures, Inc. identifies priorities, targets and goals when developing the distribution capability and the business infrastructure. We identify the following characteristics as key to hitting our targets:

•	A track record of growing revenues and profits, and clearly identifiable brand;
•	A business proposition that is supported by a clear, well-articulated business plan and financial forecasts;
•	A business that has a compelling and believable story, with the people, systems and processes to support that story;
•
An infrastructure with competent and efficient management working with common systems, processes and controls; with internal procedures that are robust and consistent; and strong financial and compliance controls;

•	A company culture of clarity and consistency along with a shared belief in the overall client proposition and management standards and values.

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

Direct Operations

We do not conduct any business with direct customer interaction. All the business operations are conducted through our subsidiaries. There are various kinds of insurance policies designed by various product providers to suit the demands of different kinds of individuals. The terms and conditions of such policies depend on the institutions and our subsidiaries find the most suitable policy or investment scheme for any individual customer. Financial consultants associated with these subsidiaries are well trained and experienced in the localized insurance and investment industry and therefore are able to identify the needs of each individual which vary depending on home country, age and income level.

The principal nature of business in which the subsidiaries are involved is classified in two areas:

I. Lump Sum Investments

Where an individual has enough savings accumulated at the time of investment, such individual can invest in a scheme which would provide the investor either a fixed amount at the date of maturity or a regular income stream starting from a fixed date in the future until death or for a fixed time limit. The insurance companies who accept the funds from the individuals place the monies in various funds which bring better returns compared to interest revenue on bank deposits and thereby the investor will be able to obtain a higher return. Such investments are mainly made by employees who have already completed a long term of employment and who are about to retire and the purpose is to add revenue during their retirement years.

II. Regular Premium Investments

Where an individual is employed and is in the early years of their career, they can commit to invest a fixed amount every month for a fixed term and at the end of the term, will either be paid a lump sum amount in return or a regular income stream for a fixed period or until death. Individuals join such schemes when they forecast the necessity of lump sum finance in the future or for the purpose of the education of children or for pension at the time of retirement. Generally, both individuals and employers participate in such plans to ensure that their employees are provided with a pension arrangement sometimes based on a corporate policy and sometimes due to statutory requirements.

Customers

We grow our customer base through one or more subsidiaries. The customers are individuals with an income above the national average or high net worth individuals. Due to the nature of the customers, personalized attention is of paramount importance and that is why we believe large corporations fall short in providing the service they require. Subsidiaries of Tally-Ho Ventures, Inc. strive and endeavor to provide an utmost personalized service to their customers.  At the same time, none of our customers individually can influence the turnover more than 0.1% due to the fact that the subsidiaries’ clients are diversified.

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

Our principal marketing initiatives include:

•	Launch events to publicize our service to existing customers and prospects
•	Direct mail and email campaigns
•	Participation in, and sponsorship of, user conferences, trade shows and industry events
•	Cooperative marketing efforts with partners, including banks and financial institutions, joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars

It is our subsidiaries who organize our sales and marketing programs and we are not directly involved in the administration of their programs once we have approved the general structure.

Subsidiaries

Master Finance Holdings SA

Master Finance Holdings SA is a Luxembourg based holding company which owns 100% share capital of Master Finance Belgium SA based in Belgium and 87.5% share capital of Master Finance Europe SA based in Luxembourg. On September 27, 2005, Tally-Ho Ventures, Inc entered in to a Share Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Holdings SA. The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 insurance brokers. The products which are marketed by Master Finance Holdings SA are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions.

The original model for the company was developed in 1980 selling American mutual funds and American and Canadian real estate investments. The business grew successfully over this period and was incorporated in its current model by the purchase of Merchant Capital S.A. After various capital restructures it became Master Finance.  In 1991, the company diversified its products base into offering With Profit Bonds from high profile providers and sales peaked in the year 2001. Sales declined in 2001 and 2002 mainly due to the sale of the German arm of the business to Clerical Medical International. However, a general downturn in the stock market, and the consequential low bonus payments within the funds, caused sales to slow in 2002. Sales were further impacted with the closure of a Clerical and Medical International fund and a foray into leverage fund products. These leverage funds were susceptible, in the market downturn, to frequent margin calls which had a negative effect on credibility with clients. In order to avoid further problems the company renegotiated with the provider who changed the bonus structure on the product to a fixed return over a period of time and further new sales into this product were suspended At this time the company negotiated with the Prudential International to offer a With Profits Funds on an exclusive basis and, with the upturn in the stock market, sales began to recover and since 2003 sales have improved.

The company operates on an initial commission basis because of the nature of the products that are sold. All business processed are lump sum investments and no regular premiums are dealt with, although the Company is developing programs for pension and the mortgage product.

The company had a geographically diverse shareholding which, management felt, was over complicated and required restructuring. This has been achieved by the incorporation of Master Finance Belgium SA in Belgium and Master Finance Europe SA in Luxembourg. These Companies were formed by re-organizing the then existing business of Master Finance SA branches in Belgium, Luxembourg, Germany and France.

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

On August 4, 2006 the Company entered into final agreement to complete the acquisition of Protrust Private Clients SA, a Swiss fiduciary company.  The Company has changed the name of Protrust Private Clients SA to Master Trust SA with effect from September 1, 2006. The financial statements included in this report include the financial results of Master Trust SA. Key members of management who were working with Master Trust have entered into employment contracts.

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

Primus has acted as an interface between United Kingdom and offshore life offices and independent intermediaries in Italy, Germany and the Far East and is regarded as one of the founders of leveraged “With-Profits Bond” business. Primus has engaged in and managed this type of business for over a decade. The competitive advantage has come through specialization and concentration on a niche product and by providing services for investors and distributors. On January 3, 2007, Master Finance Europe SA entered into final agreement to complete the purchase of Primus’ customer list.

Competition

The international financial advisory market displays a number of unique characteristics, which can be summarized as follows:

•	The market is fragmented, and is dominated by individual financial advisers apart from the banks.
•	The market is still largely commission driven, although this is slowly changing.
•	Most of these small financial advisers are focused on cash flow. They lack the financial resources and expertise to develop their businesses beyond break-even point.
•
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

Government Regulations

The European regulatory environment is continuously changing to reflect the strict regulatory standards set by each European country. Tally-Ho needs to ensure that it agents and staffs are aware of all changes and act in compliance with such laws. The Company continuously educates its staff about the new standards and amendments to the statutes to maintain the knowledge of its staff up to date

Business Plans for Action and Execution.

Management of the Company constantly prepares and formalizes various business plans for the development of the Company toward the future. Such plans include, but not limited to:

i.	Develop distribution channel - business model/financial template;

ii.	Develop all business units to critical mass, financial stability and to `franchise model' capability;
iii.	Continually look at opportunities to acquire or link with other international financial advisors;
iv.	Grow manpower and turnover in each distribution channel to critical mass in line with the defined financial templates;
v.	Develop professional alliances with banks, accountants and solicitors in all territories;
vi.	Develop and grow recurring income streams;
vii.
Develop market opportunities: Management sees two key areas of market opportunities within the current market that provide them with the potential to become the dominant brand; distribution Opportunity and client proposition opportunity.

viii.	Develop state of the art IT support systems to tackle the customer requirements.

In June, 2007, Master Trust SA received a license from Swiss Federal Banking Commission to operate as a fund distributor. This license would considerably increase Master Trust’s capacity to generate new business.

Management has plans to acquire new entities operating in the financial services industry. However, the Company has not reached in any definitive agreements for the acquisition of new subsidiaries.

Results of Operations

The following schedule provides comparative analysis of the operations of the Company for the reported period in comparison with the previous year.

TALLY-HO VENTURES, INC.
Comparative Analysis of Operations
	For the Six Months Ended
	June 30, 2007	June 30, 2006

Advisory commission received	$8,365,936	$3,734,060

Commissions paid to advisors	(3,390,003)	(1,658,146)
Selling general & administrative	(4,454,065)	(1,523,419)
Depreciation & amortization	(1,183,357)	(372,410)
INCOME (LOSS) FROM OPERATIONS	(661,490)	180,085

Other Income (Expense)
Interest income	95,586	11,869
Interest expense	(165,824)	(1,638,724)
Other income	70,268	-
Gain from discontinued operations	-	1,292,498
Gain from derivatives	-	348,574
INCOME (LOSS) BEFORE MINORITY
INTEREST AND INCOME TAX	(661,460)	194,302

Income attributable to minority interest	(39,569)	(19,173)
INCOME (LOSS) BEFORE INCOME TAX	(701,029)	175,129

Income tax expense	(165,153)	(206,258)
NET LOSS	$(866,182)	$(31,129)

BASIC & DILUTED NET LOSS PER
SHARE	$(0.04)	$(0.00)

BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	20,482,851	9,490,345

Revenue increased by 124% from $3,734,060 from the six months ended June 30, 2006 to $8,365,936 for the six months ended June 30, 2007. Cost of sales increased by 104% from $1,658,146 in 2006 to $3,390,003 in 2007.  Administration expenses increased by 192% from $1,523,419 in 2006 to $4,454,065 in 2007. These changes were mainly due to the additional revenue, cost of revenue and overhead from the subsidiaries acquired subsequent to the financial reporting for the second quarter of last year. The newly acquired subsidiaries were not fully functional during the initial months of the current year which resulted in an increase in overhead. Management is evaluating various plans for the reduction of overhead. Income from other sources is basically commission received by the Company but not from the ordinary course of business of its subsidiaries. Depreciation and amortization includes the amortization of intangible assets.

Liquidity and Capital Requirements

As of June 30, 2007, the Company had a cash balance of $2,370,666 which is 49% increase from $1,592,067, the cash balance at the beginning of the year. As of June 30, 2007, the Company has current liabilities amounting to $6,483,970. There is a deficiency of $1,228,293 in working capital. However, management believes that current cash balances with the Company are adequate managing for the working capital requirements of the Company and its subsidiaries. The requirement of additional funds will be based on further acquisitions of new subsidiaries. Management intends to raise cash for such acquisitions by private placement of stock and by borrowing.

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

Our Profitability Is Dependent Upon the Health of the Markets In Which We Operate

We operate primarily in Luxembourg, Belgium and Switzerland and our clients are based in several European Union countries and, as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Working Capital Deficiency May Affect The Ability Of The Company To Continue As A Going Concern.

The Company has a working capital deficit of $1,228,293 as of June 30, 2007. This condition raises substantial doubt as to Tally-Ho’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Tally-Ho is unable to continue as a going concern.

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

The Company Has Assumed Certain Credit Risks

The Company is exposed to the risk that third parties that owe the Company cash, securities or other assets may not fulfill their obligations, due to lack of liquidity, bankruptcy, operational failure or other causes. These parties include trading counterparties, customers, clearing agents, exchanges, clearing houses, other financial intermediaries, and issuers whose securities are held by us. This primarily refers to the vendors of Master Trust SA to whom the company owed $2,847,095 and contingency liability upon the variance in share price at the year end. The remaining  outstanding liabilities are either discharged or do not involve considerable uncertainty as of the date of reporting.

Our Acquisitions Of Companies May Result In Disruptions In Business And Diversion Of Management’s Attention

Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also have to or choose to incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or person with existing operation, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

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

Future Sales of Our Common Stock May Depress Our Stock Price

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  As of June 30, 2007, we have 75,000,000 authorized shares of which 21,782,582 shares of common stock are issued and outstanding.

There Is a Limited Public Trading Market For Our Common Stock

Our stock is currently quoted on the OTC-BB under the trading symbol of “TLYH.OB”. There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

Our Stock Price Has Been Volatile And May Fluctuate In The Future

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including (without limitation):

 •           our performance and prospects;
 •           the depth and liquidity of the market for our securities;
 •           investor perception of us and the industry in which we operate;
 •           changes in earnings estimates or buy/sell recommendations by analysts;
 •           general financial and other market conditions; and
 •           domestic and international economic conditions.

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

As A Public Company, Our Business Is Subject To Numerous Reporting Requirements That Are Currently Evolving And Could Substantially Increase Our Operating Expenses And Divert Management’s Attention From The Operation Of Our Business

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the national stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board’s time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On 14 February, 2007, the Company sold 206,992 shares of common stock and 225,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $225,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated 14 February, 2007.

On 1 March, 2007, the Company sold 275,989 shares of common stock and 300,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $300,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated 1 March, 2007.

On 26 March, 2007, the Company sold 459,982 shares of common stock and 500,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $500,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated 26 March, 2007.

On 28 March, 2007, the Company sold 23,000 shares of common stock and 25,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $25,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated 28 March, 2007.

On July 12, 2007, the Company sold 999,992 shares of common stock and 999,992 warrants to purchase Common Stock exercisable at $1.40 per share, expiring three years from the date of sale for an aggregate price of $700,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated July 12, 2007.

The funds raised were utilized for the working capital requirements of the Company.

Item 3. Controls and Procedures.

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures.  As defined under the Securities Exchange Act of 1934, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective.

Our sole significant weakness during the reporting period was our staff’s lack of familiarity and experience with differences in European and U.S. generally accepted accounting principles (US GAAP) and SEC reporting rules and regulations in the areas of reverse mergers, discontinued operations, derivatives and purchase method accounting acquisitions. Such lack of familiarity and experience had impeded the Company’s efforts to prepare its financial statements in a timely manner, particularly, as such statements related to the Company’s discontinued operations in case of the Belgravia division, derivatives and purchase method accounting in cases of Master Finance and Master Trust acquisitions.  With the assistance of our current independent registered public accounting firm, we are in the process of upgrading our understanding of the rules and regulations in these areas.

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Index of Exhibits:

3.1 Articles of Incorporation *
3.2 Bylaws *
10.1 Share Purchase Agreement dated February 14, 2007 for private placement of stock
10.2 Registration Rights Agreement dated February 14, 2007.
10.3 Share Purchase Agreement dated March 1, 2007 for private placement of stock
10.4 Registration Rights Agreement dated March 1, 2007.
10.5 Share Purchase Agreement dated March 26, 2007 for private placement of stock
10.6 Registration Rights Agreement dated March 26, 2007.
10.7 Share Purchase Agreement dated March 28, 2007 for private placement of stock
10.8 Registration Rights Agreement dated March 28, 2007.

1.3 Mutual Settlement and Release Agreement dated as of April 24, 2007.
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

** Incorporated by reference from Current Report on Form 8KA filed with the SEC on May 9, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: August 10, 2007

Nigel Gregg
Chief Executive Officer, Chairman of the Board

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALLY-HO VENTURES, INC.
Registrant

Date: August 10, 2007

Jose Meleth
Chief Financial Officer, Director