Form 10QSB
period 2007-09-30
PREMIER WEALTH MANAGEMENT, INC.
filed 2007-11-20
CIK 1226944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number:  333-104631

Premier Wealth Management, Inc.
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

There were 23,580,767 common stock shares issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

Premier Wealth Management, Inc.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

Consolidated Statements of Operations
three and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows
nine months ended September 30, 2007 and 2006

Notes to Consolidated Financial
Information September 30, 2007

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financials have not been reviewed by our independent registered public accounting firm

The accompanying unaudited consolidated financial statements of Premier Wealth Management, Inc. for the nine months ended September 30, 2007 have been prepared by our management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

Premier Wealth Management, Inc.
(formerly Tally-Ho Ventures, Inc)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$720,164	$447,454
Marketable securities	71,136	388,576
Accounts receivable	62,813	113,316
Prepaid expenses	10,627	94,169
Total current assets	864,740	1,043,515

Property and equipment, net	73,345	59,141
Intangibles, net	149,365	-
Deposits	41,321	-
Customer list, net	6,151,561	7,329,520
Goodwill	198,779	198,779
Assets from discontinued operations	18,644,702	17,931,538
TOTAL ASSETS	$26,123,813	$26,562,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$424,468	$556,243
Due to related party	245,817	-
Accrued expenses	333,697	1,077,832
Short term debt	2,080,000	5,659,656
Stock payable	81,196	874,392
Liabilities from discontinued operations	8,266,619	8,813,198
Put option liabilities	3,000,000	4,056,240
Derivative liability	-	1,559,055
Total current liabilities	14,431,797	22,596,616

MINORITY INTEREST	-	-

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized;
21,782,582 and 14,192,162 shares issued and outstanding	23,481	14,193
Additional paid-in-capital	14,229,841	6,395,508
Other comprehensive gain (loss)	1,006,693	(66,016)
Accumulated deficit	(3,567,999)	(2,377,808)
Total shareholders’ equity	11,692,016	3,965,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26123813	$26,562,493

The accompanying notes are an integral part of the financial statements.

Premier Wealth Management, Inc.
(formerly Tally-Ho Ventures, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
		(restated)		(restated)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Advisory commissions received	$825,318	$286,139	$3,455,771	$286,139

Commissions paid to advisors	(374,128)	(97,115)	(1,048,263)	(97,115)
Selling general & administrative	(1,512,088)	(353,433)	(3,356,853)	(363,749)
Depreciation & amortization	(407,480)	(131,053)	(1,192,786)	(131,053)

INCOME (LOSS) FROM OPERATIONS	(1,468,378)	(295,462)	(2,142,131)	(305,778)

Other Income (Expense):
Interest income	27,872	188	64,553	188
Interest expense	(147,109)	(87,591)	(299,571)	(1,704,776)
Liquidated damages	(81,196)	-	(81,196)	-
Gain (loss) from derivatives	-	(172,341)	-	176,233
LOSS BEFORE INCOME TAX	(1,668,811)	(555,206)	(2,458,345)	(1,834,133)

Income tax expense	(6)	(25,991)	(821)	(25,991)
LOSS FROM CONTINUING OPERATIONS	(1,668,817)	(581,197)	(2,459,166)	(1,860,124)

Gain from sale of discontinued operations	-	-	-	1,292,498
Income from discontinued operations	1,355,662	516,863	1,224,085	472,163
NET LOSS	$(368,899)	$(64,334)	$(1,235,081)	$(95,463)

BASIC & DILUTED NET LOSS PER
SHARE	$(0.02)	$(0.01)	$(0.06)	$(0.01)
DISCONTINUED OPERATIONS	0.06	0.04	0.06	0.05
CONTINUING OPERATIONS	(0.08)	(0.05)	(0.12)	(0.05)
BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	21,981,580	12,170,606	20,987,917	10,333,583

The accompanying notes are an integral part of the financial statements.

(Premier Wealth Management, Inc.)
(formerly Tally-Ho Ventures, Inc.)
Consolidated Statement of Shareholders’ Equity
Nine Months Ended September 30, 2007
(unaudited)

			ADDITIONAL	OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY(DEFICIT)
Balance at December 31, 2006 (Restated)	14,192,162	$14,193	$6,395,508	$(28,506)	$(2,332,918)	$4,048,276
Common shares issued for settlement of debt and accrued interest	2,400,000	2,400	3,286,781	-	-	3,289,181
Settlement of derivative liability	-	-	1,559,055	-	-	1,559,055
Common shares issued for prior year stock payable	4,035,987	4,036	870,356	-	-	874,392
Common shares issued for services	350,000	350	287,150	-	-	287,500
Common shares issued for cash, net of offering costs	2,531,782	2,531	1,812,657	-	-	1,815,189
Repurchase and cancellation of treasury stock	(279,164)	(279)	(206,416)	-	-	(206,695)
Stock issued for settlement of put option	250,000	250	224,750	-	-	225,000
Other comprehensive income (loss):
Translation adjustment	-	-	-	1,112,242	-	1,112,242
Realized gain on marketable securities	-	-	-	(35,843)	-	(35,843)
Realized loss settlement of put option	-	-	-	41,200	-	41,200
Net loss	-	-	-	-	(1,235,081)	(1,235,081)
Total comprehensive income (loss)	-	-	-	-	-	(117,482)
Balance at September 30, 2007	23,480,767	$23,481	$14,229,841	$1,089,093	$(3,567,999)	$11,774,416

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended September 30,
		(restated)
	2007	2006
Cash flows from operating activities
Net loss	$(1,235,081)	$(95,463)
Net income from discontinued operations	1,224,085	472,163
Net loss from continuing operations	(2,459,166)	(567,626)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Stock for services	287,500	-
Depreciation	14,827	4,113
Amortization of customer list	1,177,959	130,884
Amortization of debt discount	274,535	1,580,721
Gain on sale of Belgravia Intervest Group	-	(1,292,498)
Gain on sale of marketable securities	(28,641)	-
Gain on derivative liability	-	(176,233)
Legal expense related to restructuring of debt	180,000	-
Stock issued for settlement of put option	225,000	-
Changes in assets and liabilities:
Accounts receivable	50,503	(421,442)
Prepaid expenses and other current assets	42,221	199,658
Accounts payable	(131,775)	(192,854)
Accounts payable - related parties	245,817	-
Stock payable	81,196	-
Accrued expenses and other current liabilities	(569,665)	116,625
Cash used in continuing operations	(532,159)	(618,652)
Cash used in discontinued operations	(35,657)	(304,847)
Net cash used in operating activities	(567,816)	(923,499)

Cash flows from investing activities
Additional investment in stock of Master Finance	-	(2,000,000)
Cash received in Master Trust acquisition		338,590
Cash paid for additional interest in Master Finance	1,092,560	-
Sale of marketable securities	377,836	-
Purchase of marketable securities	(67,599)	-
Sale of Belgravia Intervest Group	-	250,000
Purchase of fixed assets	(178,397)	-
Net cash used in investing activities from continuing operations	(960,719)	(1,411,410)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	1,815,189	276,000
Borrowings on debt	-	1,400,000
Payments on short term debt	(206,695)	-
Principal payments on debt	(919,491)	-
Net cash provided by financing activities from continuing operations	689,003	1,676,000

Currency translation adjustment	1,112,242	845,584

Net change in cash and cash equivalents	272,710	186,675
Cash and cash equivalents
Beginning of year	447,454	-
End of period	$720,164	$186,675

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Non Cash Investing and Financing Transactions:
Purchase of customer list with deposit	676,936	-
Common stock issued for notes payable and accrued interest	3,289,181	-
Debt assumed for treasury stock	206,695	-
Dividend to minority interest	129,282	85,615
Derivative liability settled with stock	1,559,055	-
Common stock issued for stock payable	874,392	4,704,362
Unrealized gain on marketable securities		42,248
Put option on stock issued for Master Trust acquisition	-	3,000,000
Put option for additional interest in Master Finance	-	1,015,040

Acquisition of Master Trust:
Fair value of assets acquired	-	7,122,428
Less: fair value of liabilities acquired	-	(829,223)
Net assets acquired	-	6,293,205
Non-cash consideration:
-Stock payable for acquisition	-	780,000
-Note payable assumed for acquisition	-	2,588,206
-Shares issued for acquisition	-	2,925,000
Total non-cash consideration	-	6,293,206

The accompanying notes are an integral part of the financial statements.

Premier Wealth Management, Inc.
(formerly Tally-Ho Ventures, Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Premier Wealth Management, Inc. (“Premier” or the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006 have been included. The results of operations and cash flows for the three and nine month periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2006 has been extracted from the audited financial statements for the year ended December 31, 2006 but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

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

Revenue Recognition
Premier recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Premier’s subsidiaries provide financial advice to their clients and clients invest money based on advice of officers or consultants of the subsidiaries. The subsidiary is paid commissions on the basis of funds placed by the client with the investment product provider. Upon receipt of documents proving investment by the client, the transaction is considered complete and the commission can be considered earned.

For some client investments, the subsidiaries will arrange for bank loans to the clients to increase their investment amount. When this is arranged, the bank pays the subsidiaries a percentage of the margin charged by the banks for the loans made by the clients. These loan commissions are considered earned as funds are received from the banks. $0 and $1,119,078 was received related to these loan commissions for the three and nine months ended September 30, 2007, respectively.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Discontinued Operations
Premier presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held for sale accounting" as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recognized in the period the operations meet held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

2. Going Concern

As shown in the accompanying financial statements, Premier had a working capital deficit as of September 30, 2007. This condition raises substantial doubt as to Premier’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Premier is unable to continue as a going concern.

3. Purchase of Customer List

On January 3, 2007, Premier purchased the customer list of Primus Produkt & Vertriebs- Management SA for $676,936. The customer list will be amortized over five years. This customer list is part of the ‘assets from discontinued operations’ in the accompanying balance sheet.

4. Common Stock

During the first quarter of 2007, Premier issued:

-
965,971 shares of common stock with 1,050,000 warrants for cash of $1,050,000. The relative fair value of the stock and warrants sold in the transaction was $661,216 and $388,784, respectively. The placement agent in the transaction received cash of $93,250, 88,462 shares of common stock valued at $107,650, and 95,000 warrants valued at $55,858. All warrants granted in these transactions have a term of 2 years and are exercisable at $2.00 per share. The warrants were valued using a Black-Scholes model with the following inputs: 1) number of warrants, exercise price and term as set forth in the agreements 2) market price on the date of grant 3) volatility of 143% and 4) discount rate of 5.00%. The warrants were analyzed under FAS 133 and EITF 00-19 and were determined not to require derivative treatment. All stock and warrants issued in these transactions are subject to a registration rights agreement that requires the registration of the securities 180 days from closing which is August and September 2007 or Premier will owe liquidated damages of 10% of the securities issued to each investor payable in common stock. As of September 30, 2007, Premier has not performed under the registration rights agreement and has accrued 105,443 shares valued at $81,196 as a stock payable.

-	900,000 shares of common stock to settle $1,429,166 of short term loans consisting of principal of $1,400,000 and accrued interest of $29,166.

-
1,500,000 shares of common stock to settle its 1,300,000 Euro convertible note, at the same time eliminating its derivative liability. The principal and interest were $1,714,700 and $145,315, respectively.

-	4,035,987 shares of common stock for prior period stock payable totaling $874,932.
-	100,000 shares of common stock valued at $100,000 for services.

On June 27, 2007, Premier agreed to purchase 600,000 shares of Premier common stock from an investor in exchange for paying $550,000 of the investors debts. During the third quarter of 2007, Premier paid $206,695 of the investors debt and received and canceled 279,164 shares of Premier’s common stock. As of November 19, 2007, the remaining shares and debt under the original agreement have not been exchanged.

During the third quarter of 2007, Premier issued:

-	250,000 shares of common stock valued at $187,500 for services.
-
1,380,349 shares of common stock and 1,380,349 warrants to purchase common stock at $1.40 per share, expiring three years from the date of issuance for aggregate proceeds of $970,000. Premier committed to pay the placement agent in the transaction cash of $111,561 and 97,000 shares of common stock and 97,000 warrants with an exercise price of $1.40. The warrants were analyzed under FAS 133 and EITF 00-19 and were determined not to require derivative treatment. All stock and warrants issued in these transactions are subject to a registration rights agreement that requires the registration of the securities 180 days from closing which is January 2008 or Premier will owe liquidated damages of 10% of the securities issued to each investor payable in common stock.

-	250,000 shares valued at $225,000 for settlement of a prior year put option. See note 9 for details.

5. Restatement

As reported in the 8-K filed on November 2, 2007, in October 2007, Premier identified errors related to the December 31, 2006 financial statements. The accompanying Balance Sheet includes the restated amounts for December 31, 2006 as noted in that 8-K.

Additionally, there were several errors identified in the previously filed September 30, 2006 financial statements. 6. Derivative

In January 2007, Premier issued shares to convert the note payable that contained an embedded conversion option derivative. The related derivative liability of $1,559,055 was removed as a credit to additional paid in capital due to settlement of the note payable and derivative in Premier’s common stock.

7. Discontinued Operations

On October 5, 2007, Premier received a notice of default from Protrust Financial Services S.A. (“Protrust”) as it relates to a $3,000,000 Promissory Note dated August 4, 2006 and due August 4, 2007 (the “Promissory Note”) which was issued by Premier as a purchase money note as part of the consideration for the acquisition of Master Trust S.A. (formerly a subsidiary of Protrust). This acquisition of Master Trust S.A., formerly known as Protrust Private Clients, S.A., (the “Protrust Acquisition”) was completed in August 2006 pursuant to a Share Pledge Agreement, a Put Option

Deed, a Transitional Services Agreement and a Sale and Purchase Agreement, the general terms of which were disclosed in previous filings. Pursuant to the terms of the Protrust Acquisition, and among other provisions, Premier (i) issued the $3,000,000 Promissory Note to Protrust, (ii) issued 1.5 million shares of Premier’s common stock to Protrust with a put option right to sell such shares back to Premier at $2.00 per share (or a total of $3,000,000), at any time between August 5, 2006 and August 4, 2007 and (iii) as a security for the Promissory Note, pledged Premier’s ownership interest in a separate Belgium located subsidiary, Master Finance Holdings, S.A., to Protrust under the Share Pledge Agreement (the “Pledge”).

The default notice presented by Protrust demanded payment of $1,927,605, the remaining principal balance of the Promissory Note, by October 12, 2007. On October 17, 2007 Premier received a notice through Protrust indicating that the Bailiff of the Luxembourg Court had sold Master Finance Holdings, S.A. by Public Auction at the Luxembourg Stock Exchange, with an effective date of October 4, 2007 for the sum of 100 Euros. This Public Auction was precipitated by Protrust’s Notice of Default which was served to Premier on October 5, 2007. In addition, on October 18, 2007, Premier received notice that the Put Option was exercised in July of 2007.

On October 22, 2007 Premier entered into a Settlement Agreement (the “Agreement”) with Protrust Financial Services Group S.A. (“Protrust”). The Agreement relates to the notice of default received from Protrust as it relates to a $3,000,000 Promissory Note and the $3,000,000 put option. Pursuant to the terms of the Agreement, each party agreed that the total debt owed to Protrust by Premier was $5,079,858 (the "Debt") (being $180,000 in legal expenses, $1,900,000 under the Promissory Note and $3,000,000 under the Put Option). In accordance with the Agreement, the Company will pay Protrust a total of $3,000,000 in $1,000,000 increments on November 9, 2007 (Premier defaulted on this payment), November 30, 2007 and December 31, 2007 as full satisfaction of all liabilities due Protrust. In addition, pursuant to the terms of the Agreement, the Company has granted Protrust a first lien over all the issued and outstanding shares of Master Trust S.A., a wholly-owned subsidiary of Premier. Such pledge will be released upon receipt upon the payment and receipt of the November 9, 2007 and November 30, 2007 payments to Protrust.

Based on the above Premier determined that Premier’s subsidiary Master Finance Holdings, S.A. (“Master Finance”), should be accounted for as a discontinued operation as of September 30, 2007 with the assets and liabilities of Master Finance presented as ‘Assets of discontinued operations’ and ‘Liabilities of discontinued operations’ in the Balance Sheet and the income and expenses of Master Finance presented as ‘Loss from discontinued operations’ in the Statement of Operations. The following is a summary of information related to the discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$5,607,300	$2,789,822	$11,342,783	$6,523,882
Net income (loss)	1,355,662	516,863	1,224,085	472,163

8. Purchase of Starobin Partners, Inc. Assets

On September 4, 2007, Premier signed an acquisition agreement relating to Premier’s acquisition of certain assets of Starobin Partners, Inc., a United States based holding company that holds equity interests in a wide range of private and publicly traded companies, in exchange for 750,000 shares of Premier’s Common Stock. In October 2007, Premier and Starobin agreed to suspend this acquisition until an unknown future date. Accordingly, the assets of Starobin are not presented in the accompanying Balance Sheet and the shares of Premier common stock have not treated as issued. As of November 19, 2007, Premier received back 500,000 shares of the 750,000 shares and is to receive back the remaining 250,000 shares of common stock by the end of November. All shares will be canceled until such time both parties agree to renegotiated terms.

9. Put Options

In May 2006 Premier issued an investor a put option on 250,000 of Premier’s common shares the investor owned. The put could be exercised from May 1, 2007 through December 31, 2007. If exercised Premier has the option of paying $500,000 cash to the investor or issuing the investor 250,000 shares of common stock. The put was evaluated under FAS 150 and was determined to be equity and not a liability. During the third quarter of 2007, the put was exercised and Premier opted to issue the 250,000 shares of common stock which had a fair value of $225,000 resulting in put option expense for the period.

In January 2006 Premier issued an investor a put option on 19,000 of Premier’s common shares the investor owned. The put could be exercised from September 1, 2007 through December 31, 2007. If exercised Premier has the option of paying $57,000 cash to the investor or issuing the investor 19,000 shares of common stock. The put was evaluated under FAS 150 and was determined to be equity and not a liability. As of September 30, 2007, the put has not been exercised by the holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Caution Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act. These statements relate to future events or the Company's future financial performance. We intend the forward-looking statements throughout this quarterly report and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as may, believe, plan, will, anticipate, estimate, expect, intend, and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. Although we believe these forward-looking statements are reasonable and our expectations are based on arguable assumptions, we cannot assure you these expectations will turn out to be correct. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. The forward-looking information is based on information available as of the date of this report on Form 10-QSB and on numerous assumptions and developments that are not within our control. The following discussion and analysis should also be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” in above and the “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in our recent Quarterly Reports on Form 10-QSB, as well as other information in such reports and our Current Reports on Form 8-K, each as amended).

Description of Business

History and Development of the Business

Premier Wealth Management, Inc. (“we”, “us” “our” or the “Company”) was incorporated on November 21, 2002 as a Delaware corporation. It operated a nominal movie production business until May 2005 when it agreed to a reverse merger with Belgravia Intervest Group Limited. On September 26, 2007, the Company changed its name from Tally Ho Ventures, Inc., to Premier Wealth Management, Inc. The Company recently lost one of its two businesses, Master Finance, in a foreclosure action. In addition, the Company is may be declared in technical default under $3,000,000 of indebtedness owed to Protrust, as a result of amounts owed to them from our previous acquisition of their subsidiary. Among other rights, Protrust may have the right to seek damages as well as request the sale or foreclosure of Master Trust if it is not paid timely. (See “Subsequent Events” footnote to financials above, and additional information relating to Master Trust, below).

On May 12, 2005, the Company exchanged 4,563,490 common shares and 11,059,745 options for 100% of the ownership interest in Belgravia Intervest Group Limited ("BIG"), an international business company registered in the British Virgin Islands. As a result of recapitalization following this reverse merger, BIG became the operating company and the business plan associated with Tally-Ho prior to the transaction was abandoned.

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

On February 14, 2007, we sold 206,992 common shares and 225,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $225,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On March 1, 2007, we sold 275,989 shares of common stock and 300,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $300,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On March 26, 2007, we sold 459,982 shares of common stock and 500,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $500,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On March 28, 2007, the Company sold 23,000 shares of common stock and 25,000 warrants to purchase Common Stock exercisable at $2 per share, expiring two years from the date of sale for an aggregate price of $25,000 by executing a Share Purchase Agreement and Registration Rights Agreement.

On September 26, 2007 the Company changed its corporate name to Premier Wealth Management, Inc. to reflect the Company’s financial services business.

The funds raised were utilized for our working capital requirements.

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

Our Strategy

While the subsidiaries are allowed to maintain their uniqueness in relation to their approach to clients, Premier Wealth Management, Inc. identifies priorities, targets and goals when developing the distribution capability and the business infrastructure. We identify the following characteristics as key to hitting our targets:

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

To comply with the enhanced standards recommended by various regulators based in OECD countries, the Company focuses on the design and implementation of financial templates for each distribution channel against which the business units within each channel can be measured. The Company is now focusing on the alignment of systems and controls, while building towards a commonality of culture across various distributions channels. Our efforts here are geared around client proposition which ensures that all independent financial advisors follow the same advice process, using the same documentation, and applying the same service standards, but keeping the identity and uniqueness of the respective entities.

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

Our principal marketing initiatives include:

•	Launch events to publicize our service to existing customers and prospects
•	Direct mail and email campaigns
•	Participation in, and sponsorship of, user conferences, trade shows and industry events

•	Cooperative marketing efforts with partners, including banks and financial institutions, joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars.

It is our subsidiaries who organize our sales and marketing programs and we are not directly involved in the administration of their programs once we have approved the general structure.

Subsidiaries

Master Finance Holdings SA

Master Finance Holdings SA is a Luxembourg based holding company which owns 100% share capital of Master Finance Belgium SA based in Belgium and 87.5% share capital of Master Finance Europe SA based in Luxembourg. On September 27, 2005, the Company entered in to a Share Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Holdings SA. The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 insurance brokers. The products which are marketed by Master Finance Holdings SA are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions. This entity wasrecently lost to Protrust in a foreclosure action in September 2007, as discussed above and incorporated by reference herein.

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

Government Regulations

The European regulatory environment is continuously changing to reflect the strict regulatory standards set by each European country. The Company needs to ensure that it agents and staffs are aware of all changes and act in compliance with such laws. The Company continuously educates its staff about the new standards and amendments to the statutes to maintain the knowledge of its staff up to date.

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

PREMIER WEALTH MANAGEMENT, INC.
Comparative Analysis of Operations
	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Advisory commissions received	$3,455,771	$286,139

Commissions paid to advisors	(1,048,263)	(97,115)
Selling general & administrative	(3,356,853)	(363,749)
Depreciation & amortization	(1,192,786)	(131,053)

INCOME (LOSS) FROM OPERATIONS	(2,142,131)	(305,778)

Other Income (Expense):
Interest income	64,553	188
Interest expense	(299,571)	(1,704,776)
Liquidated damages	(81,196)	-
Gain (loss) from derivatives	-	176,233
LOSS BEFORE INCOME TAX	(2,458,345)	(1,834,133)

Income tax expense	(821)	(25,991)
LOSS FROM CONTINUING OPERATIONS	(2,459,166)	(1,860,124)

Gain from sale of discontinued operations	-	1,292,498
Income from discontinued operations	1,224,085	472,163
NET LOSS	$(1,235,081)	$(95,463)

BASIC & DILUTED NET LOSS PER
SHARE	$(0.06)	$(0.01)
DISCONTINUED OPERATIONS	0.06	0.05
CONTINUING OPERATIONS	(0.12)	(0.05)

BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	20,987,917	10,333,583

Revenue increased by 1,108% from $286,139 from the nine months ended September 30, 2006 to $3,169,632 for the nine months ended September 30, 2007. Cost of sales increased by 979% from $97,115 in 2006 to $1,048,263 in 2007. Administration expenses increased by 823% from $363,749 in 2006 to $3,356,85 in 2007. These changes were mainly due to the additional revenue, cost of revenue and overhead from the subsidiaries acquired subsequent to the financial reporting for the second quarter of last year. The newly acquired subsidiaries were not fully functional during the initial months of the current year which resulted in an increase in overhead. Management is evaluating various plans for the reduction of overhead. Income from other sources is basically commission received by the Company but not from the ordinary course of business of its subsidiaries. Depreciation and amortization includes the amortization of intangible assets.

Liquidity and Capital Requirements

As of June 30, 2007, the Company had a cash balance of $720,164 which is 55% decrease from $1,592,067, the cash balance at the beginning of the year. As of September 30, 2007, the Company has current liabilities amounting to $14,431,797. There is a deficiency of $13,567,057 in working capital. However, management believes that current cash balances with the Company are adequate managing for the working capital requirements of the Company and its subsidiaries. The requirement of additional funds will be based on further acquisitions of new subsidiaries. Management intends to raise cash for such acquisitions by private placement of stock and by borrowing.

Other Recent Developments

We Have Had Limited Operations and Have Recently Lost a Revenue Generating Division, Master Finance, in a Forclosure Action, and are in default on our obligations to repay $3,000,0000 to a Creditor with a Senior Lien on our Remaining Business. As we Have No Capital Commitments, this Makes Our Future Operating Results Difficult To Predict, and do not have the current ability to continue as a going concern.

As a result of non payment of certain debts, we lost our Master Finance division and related assets in a foreclosure sale to Protrust Financial Services Group, S.A. In addition, On October 22, 2007 the Company entered into a Settlement Agreement with Protrust Financial Services Group S.A. (“Protrust”) pursuant to which, among other things, we agreed to repay Protrust the amount of $3,000,000 under a Promissory Note dated August 4, 2006 and due August 4, 2007 (the “Promissory Note”) which was issued by the Company as a purchase money note as part of the consideration for our acquisition of Master Trust S.A. (formerly a subsidiary of Protrust). We are currently in technical default of this agreement however, are in the process of negotiating terms with Protrust and its principals. We do not have any capital commitments to make this payment at this time and, if we lose this business, we will not have any material business and will be materially adversely affected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2007, the Company sold [999,992] shares of common stock and 999,992 warrants to purchase Common Stock exercisable at $1.40 per share, expiring three years from the date of sale for an aggregate price of $700,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated July 12, 2007. The offers and sales were made to __ accredited investors, as defined in Rule 501 of Regulation D, through WestPark Capital, Inc., as placement agent, and the Company believes, based on representations from such investors, that the offering was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, and Section 4(2) of the Securities Act. WestPark Capital, Inc. received a fee of $_________ for this financing and ______ shares and warrants identical to the warrants issued to the investors in this offering.

The funds raised were utilized for the working capital requirements of the Company.

Item 3. Controls and Procedures.

As of September 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under the Securities Exchange Act of 1934, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective.

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

PREMIER WEALTH MANAGEMENT, INC.
Registrant

Date: November 19, 2007

Nigel Gregg
Chief Executive Officer, Chairman of the Board