Form 10QSB/A
period 2007-09-30
PREMIER WEALTH MANAGEMENT, INC.
filed 2007-12-18
CIK 1226944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Premier Wealth Management, Inc.

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

Premier Wealth Management, Inc.
(formerly Tally-Ho Ventures, Inc)
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$720,164	$447,454
Marketable securities	71,136	388,576
Accounts receivable	62,813	113,316
Prepaid expenses	10,627	94,169
Total current assets	864,740	1,043,515

Property and equipment, net	73,345	59,141
Intangibles, net	149,365	-
Deposits	41,321	-
Customer list, net	6,151,561	7,329,520
Goodwill	198,779	198,779
Assets from discontinued operations	18,644,702	17,931,538
TOTAL ASSETS	$26,123,813	$26,562,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$424,468	$556,243
Due to related party	245,817	-
Accrued expenses	333,697	1,077,832
Short term debt	2,080,000	5,659,656
Stock payable	81,196	874,392
Liabilities from discontinued operations	8,266,619	8,813,198
Put option liabilities	3,000,000	4,056,240
Derivative liability	-	1,559,055
Total current liabilities	14,431,797	22,596,616

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 23,480,767 and 14,192,162 shares issued and outstanding	23,481	14,193
Additional paid-in-capital	14,229,841	6,395,508
Other comprehensive gain (loss)	1,006,693	(110,906)
Accumulated deficit	(3,567,999)	(2,332,918)
Total shareholders’ equity	11,692,016	3,965,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,123,813	$26,562,493

The accompanying notes are an integral part of the financial statements.

Premier Wealth Management, Inc.
(formerly Tally-Ho Ventures, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
		(restated)		(restated)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Advisory commissions received	$825,318	$286,139	$3,455,771	$286,139

Commissions paid to advisors	(374,128)	(97,115)	(1,048,263)	(97,115)
Selling general & administrative	(1,512,088)	(353,433)	(3,356,853)	(363,749)
Depreciation & amortization	(407,480)	(131,053)	(1,192,786)	(131,053)

INCOME (LOSS) FROM OPERATIONS	(1,468,378)	(295,462)	(2,142,131)	(305,778)

Other Income (Expense):
Interest income	(27,872)	188	64,553	188
Interest expense	(147,109)	(87,591)	(299,571)	(1,704,776)
Liquidated damages	(81,196)	-	(81,196)	-
Gain (loss) from derivatives	-	(172,341)	-	176,233
LOSS BEFORE INCOME TAX	(1,724,555)	(555,206)	(2,458,345)	(1,834,133)

Income tax expense	(6)	(25,991)	(821)	(25,991)
LOSS FROM CONTINUING OPERATIONS	(1,724,561)	(581,197)	(2,459,166)	(1,860,124)

Gain from sale of discontinued operations	-	-	-	1,292,498
Income from discontinued operations	1,355,662	516,863	1,224,085	472,163
NET LOSS	$(368,899)	$(64,334)	$(1,235,081)	$(95,463)

BASIC & DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.06)	$(0.01)
DISCONTINUED OPERATIONS	0.06	0.04	0.06	0.05
CONTINUING OPERATIONS	(0.08)	(0.05)	(0.12)	(0.18)
BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	21,981,580	12,170,606	20,987,917	10,333,583

The accompanying notes are an integral part of the financial statements.

(Premier Wealth Management, Inc.)
(formerly Tally-Ho Ventures, Inc.)
Consolidated Statement of Shareholders’ Equity
Nine Months Ended September 30, 2007
(unaudited)

			ADDITIONAL	OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY(DEFICIT)

Balance at December 31, 2006 (Restated)	14,192,162	$14,193	$6,395,508	$(28,506)	$(2,332,918)	$4,048,276
Common shares issued for settlement of debt and accrued interest	2,400,000	2,400	3,286,781	-	-	3,289,181

Settlement of derivative liability	-	-	1,559,055	-	-	1,559,055

Common shares issued for prior year stock payable	4,035,987	4,036	870,356	-	-	874,392
Common shares issued for services	350,000	350	287,150	-	-	287,500
Common shares issued for cash, net of offering costs	2,531,782	2,531	1,812,657	-	-	1,815,189
Repurchase and cancellation of treasury stock	(279,164)	(279)	(206,416)	-	-	(206,695)
Stock issued for settlement of put option	250,000	250	224,750	-	-	225,000
Other comprehensive income (loss):
Translation adjustment	-	-	-	1,029,842	-	1,029,842
Realized gain on marketable securities	-	-	-	(35,843)	-	(35,843)
Realized loss settlement of put option	-	-	-	41,200	-	41,200
Net loss	-	-	-	-	(1,235,081)	(1,235,081)
Total comprehensive income (loss)	-	-	-	-	-	(199,882)

Balance at September 30, 2007	23,480,767	$23,481	$14,229,841	$1,006,693	$(3,567,999)	$11,692,016

The accompanying notes are an integral part of the financial statements.

Tally-Ho Ventures, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
		(restated)
	2007	2006
Cash flows from operating activities
Net loss	$(1,235,081)	$(95,463)
Net income from discontinued operations	1,224,085	472,163
Net loss from continuing operations	(2,459,166)	(567,626)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Stock for services	287,500	-
Depreciation	14,827	4,113
Amortization of customer list	1,177,959	130,884
Amortization of debt discount	274,535	1,580,721
Gain on sale of Belgravia Intervest Group	-	(1,292,498)
Gain on sale of marketable securities	(28,641)	-
Gain on derivative liability	-	(176,233)
Stock issued for settlement of put option	225,000	-
Loss on settlement of put option	77,520	-
Changes in assets and liabilities:
Accounts receivable	50,503	(421,442)
Prepaid expenses and other current assets	42,221	199,658
Accounts payable	48,225	(192,854)
Accounts payable – related parties	245,817	-
Stock payable	81,196	-
Accrued expenses and other current liabilities	(569,665)	116,625
Cash used in continuing operations	(532,159)	(618,652)
Cash used in discontinued operations	(35,657)	(304,847)
Net cash used in operating activities	(567,816)	(923,499)

Cash flows from investing activities
Additional investment in stock of Master Finance	-	(2,000,000)
Cash received in Master Trust acquisition		338,590
Cash paid for additional interest in Master Finance	1,092,560	-
Sale of marketable securities	377,836	-
Purchase of marketable securities	(67,599)	-
Sale of Belgravia Intervest Group	-	250,000
Purchase of fixed assets	(178,397)	-
Net cash used in investing activities from continuing operations	(960,719)	(1,411,410)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	1,815,189	276,000
Borrowings on debt	-	1,400,000
Payments on short term debt	(206,695)	-
Principal payments on debt	(919,491)	-
Net cash provided by financing activities from continuing operations	689,003	1,676,000

Currency translation adjustment	1,112,242	845,584
Net change in cash and cash equivalents	272,710	186,675
Cash and cash equivalents
Beginning of year	447,454	-
End of period	$720,164	$186,675

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Non Cash Investing and Financing Transactions:
Purchase of customer list with deposit	676,936	-
Common stock issued for notes payable and accrued interest	3,289,181	-
Debt assumed for treasury stock	206,695	-
Dividend to minority interest	129,282	85,615
Derivative liability settled with stock	1,559,055	-
Common stock issued for stock payable	874,392	4,704,362
Unrealized gain on marketable securities		42,248
Put option on stock issued for Master Trust acquisition	-	3,000,000
Put option for additional interest in Master Finance	-	1,015,040

Acquisition of Master Trust:
Fair value of assets acquired	-	7,122,428
Less: fair value of liabilities acquired	-	(829,223)
Net assets acquired	-	6,293,205
Non-cash consideration:
-Stock payable for acquisition	-	780,000
-Note payable assumed for acquisition	-	2,588,206
-Shares issued for acquisition	-	2,925,000
Total non-cash consideration	-	6,293,206

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

Revenue Recognition
Premier recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

On June 27, 2007, Premier agreed to purchase 600,000 shares of Premier common stock from an investor in exchange for paying $550,000 of the investor’s debts. During the third quarter of 2007, Premier paid $206,695 of the investor’s debt and received and canceled 279,164 shares of Premier’s common stock. As of November 19, 2007, the remaining shares and debt under the original agreement have not been exchanged.

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

Premier did not disclose the nature of a put option issued to Protrust Financial Services SA in connection with its acquisition of Protrust’s wholly owned subsidiary, Master Trust S.A. , formerly known as Protrust Private Clients, S.A.,. This acquisition was completed in August 2006 pursuant to a Share Pledge Agreement, a Put Option Deed issued to Protrust, a Transitional Services Agreement and a Sale and Purchase Agreement, the general terms of which were disclosed in previous filings. While the Put Option Deed was reflected within the financial statements of the foregoing reports, it was erroneously reflected as equity as opposed to a liability of $3,000,000 on the balance sheet of Premier for each of the reporting periods. This resulted in an understatement of liabilities and an overstatement of equity. The accompanying balance sheet reflects a reclassification of $3,000,000 between additional paid-in capital and put option liabilities to correctly state the put option.

Premier did not disclose the nature of a put option issued to the minority owner of Master Finance, SA in connection with its acquisition of Master Finance Europe, SA and Master Finance Belgium, SA. The Master Finance acquisition was completed in September 2005 pursuant to a Sale and Purchase Agreement, the general terms of which were disclosed in previous filings. The purchase agreement was amended several times from September 2005 through September 2006. The amended purchase agreement in September of 2006 contained a put option related to the minority interest in Master Finance. This put option was not previously disclosed or accounted for. As a result of recording this put option, put option liabilities have increased by $1,056,240, minority interest has been reduced to $0 and goodwill has increased by $727,726. The increase in goodwill is included in assets from discontinued operations on the accompanying balance sheet. During July 2007, Premier settled this put option in cash. Through settlement of the put option, Premier acquired an additional 2.5% interest in Master Finance Europe, SA. Subsequent to September 30, 2007, Premier lost control of Master Finance, SA and its subsidiaries. See Note 7.

Additionally, there were several errors identified in the previously filed September 30, 2006 financial statements. The following tables summarize the restatements and discontinued operations reclassifications for the three and nine months ended September 30, 2006:

	Previously Stated			Restated
	Three Months Ended			Three Months Ended
	30-Sep-06	Adjustment		30-Sep-06

Advisory commissions received	$5,244,441	$(4,958,302	)(1)	$286,139

Commissions paid to advisors	(2,350,905)	2,253,790	(1)	(97,115)
Selling general & administrative	(2,301,707)	1,948,274	(1)	(353,433)
Depreciation & amortization	(59,196)	(71,857	)(3)	(131,053)

INCOME (LOSS) FROM OPERATIONS	532,633	(828,095)		(295,462)

Other Income (Expense):
Interest income	(6,896)	7,084	(1)	188
Interest expense	-	(87,591	)(2)	(87,591)
Gain (loss) from derivatives	-	(172,341	)(4)	(172,341)
Income attributable to minority interest	(8,065)	8,065	(1)	-
INCOME (LOSS) BEFORE INCOME TAX	517,672	(1,080,943)		(555,206)

Income tax expense	(18,141)	(7,850	)(1)	(25,991)
INCOME (LOSS) FROM CONTINUING OPERATIONS	499,531	(1,088,793)		(581,197)

Income from discontinued operations	-	516,863	(1)	516,863
NET INCOME (LOSS)	$499,531	$(571,930)		$(64,334)

BASIC & DILUTED NET LOSS PER
SHARE	$0.04	$(0.04)		$(0.01)
DISCONTINUED OPERATIONS	-	0.04		0.04
CONTINUING OPERATIONS	0.04	(0.08)		(0.05)
BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	13,937,985	(1,767,379	)(5)	12,170,606

(1) Reclassification of discontinued operations (see Note 7)
(2) Amortization of previously unrecorded discount on note payable where discount related to embedded derivative
(3) Amortization of previously unrecorded customer list purchased in Master Trust acquisition
(4) Increase in fair value of previously unrecorded derivative liability
(5) Error in calculation of weighted average shares outstanding

	Previously Stated			Restated
	Nine Months Ended			Nine Months Ended
	September 30, 2006	Adjustment		September 30, 2006

Advisory commissions received	$8,978,501	$(8,692,362	)(1)	$286,139

Commissions paid to advisors	(4,009,051)	3,911,936	(1)	(97,115)
Selling general & administrative	(3,814,810)	3,451,061	(1)	(363,749)
Depreciation & amortization	(217,363)	86,310	(1)	(131,053)

INCOME (LOSS) FROM OPERATIONS	937,277	(1,243,055)		(305,778)

Other Income (Expense):
Interest income	4,793	(4,605	)(1)	188
Interest expense	-	(1,704,776	)(2)	(1,704,776)
Income from franchising	562,689	(562,689	)(3)	-
Gain (loss) from derivatives	-	176,233	(4)	176,233
Income attributable to minority interest	(27,238)	27,238	(1)	-
INCOME (LOSS) BEFORE INCOME TAX	1,477,521	(3,338,892)		(1,834,133)

Income tax expense	(224,399)	198,408	(1)	(25,991)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,253,122	(3,140,484)		(1,860,124)

Gain from sale of discontinued operations	-	1,292,498	(5)	1,292,498
Income from discontinued operations	-	472,163	(1)	472,163
NET INCOME (LOSS)	$1,253,122	$(1,375,823)		$(95,463)

BASIC & DILUTED NET LOSS PER
SHARE	$0.09	$(0.10)		$(0.01)
DISCONTINUED OPERATIONS	-	0.05		0.05
CONTINUING OPERATIONS	0.09	(0.27)		(0.18)
BASIC & DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	13,937,985	(3,604,402	)(6)	10,333,583

(1) Reclassification of discontinued operations (see Note 7)
(2) Amortization of previously unrecorded discount on note payable where discount related to embedded derivative
(3) Reversal of uncollectible franchising income from an agreement that was cancelled
(4) Decrease in fair value of previously unrecorded derivative liability
(5) Previously unrecorded gain on sale of discontinued operations of Belgravia Intervest Group
(6) Error in calculation of weighted average shares outstanding

6. Derivative

In January 2007, Premier issued shares to convert the note payable that contained an embedded conversion option derivative. The related derivative liability of $1,559,055 was removed as a credit to additional paid in capital due to settlement of the note payable and derivative in Premier’s common stock.

7. Discontinued Operations

On October 5, 2007, Premier received a notice of default from Protrust Financial Services S.A. as it relates to a $3,000,000 Promissory Note dated August 4, 2006 and due August 4, 2007 which was issued by Premier as a purchase money note as part of the consideration for the acquisition of Master Trust S.A. (formerly a subsidiary of Protrust). This acquisition of Master Trust S.A., formerly known as Protrust Private Clients, S.A., was completed in August 2006 pursuant to a Share Pledge Agreement, a Put Option Deed, a Transitional Services Agreement and a Sale and Purchase Agreement, the general terms of which were disclosed in previous filings. Pursuant to the terms of the Protrust Acquisition, and among other provisions, Premier (i) issued the $3,000,000 promissory note to Protrust, (ii) issued 1.5 million shares of Premier’s common stock to Protrust with a put option right to sell such shares back to Premier at $2.00 per share (or a total of $3,000,000), at any time between August 5, 2006 and August 4, 2007 and (iii) as a security for the Promissory Note, pledged Premier’s ownership interest in a separate Belgium located subsidiary, Master Finance Holdings, S.A., to Protrust under the Share Pledge Agreement (the “Pledge”).

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

On October 22, 2007 Premier entered into a Settlement Agreement with Protrust Financial Services Group S.A. The Agreement relates to the notice of default received from Protrust as it relates to a $3,000,000 Promissory Note and the $3,000,000 put option. Pursuant to the terms of the Agreement, each party agreed that the total debt owed to Protrust by Premier was $5,079,858 (the "Debt") (being $180,000 in legal expenses, $1,900,000 under the Promissory Note and $3,000,000 under the Put Option). In accordance with the Agreement, Premier will pay Protrust a total of $3,000,000 in $1,000,000 increments on November 9, 2007 (Premier defaulted on this payment), November 30, 2007 and December 31, 2007 as full satisfaction of all liabilities due Protrust. In addition, pursuant to the terms of the Agreement, Premier has granted Protrust a first lien over all the issued and outstanding shares of Master Trust S.A., a wholly-owned subsidiary of Premier. Such pledge will be released upon receipt upon the payment and receipt of the November 9, 2007 and November 30, 2007 payments to Protrust. As of December 12, 2007, no payments had been made to Protrust.

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

8. Purchase of Starobin Partners, Inc. Assets

On September 4, 2007, Premier acquired certain assets of Starobin Partners, Inc., a United States based holding company that holds equity interests in a wide range of private and publicly traded companies, in exchange for 750,000 common shares. In October 2007, Premier and Starobin agreed to suspend this acquisition until an unknown future date. As of November 19, 2007, Premier received back 500,000 shares of the 750,000 shares and is to receive back the remaining 250,000 shares of common stock by the end of November. All shares will be canceled until such time both parties agree to renegotiated terms.

9. Put Options

In May 2006 Premier issued an investor a put option on 250,000 of Premier’s common shares the investor owned. The put option was issued as an incentive for the investor to wait to sell his Premier shares. The put could be exercised from May 1, 2007 through December 31, 2007. If exercised Premier has the option of paying $500,000 cash to the investor or issuing the investor 250,000 shares of common stock. The put was evaluated under FAS 150 and was determined to be equity and not a liability. During the third quarter of 2007, the put was exercised and Premier opted to issue the 250,000 shares of common stock which had a fair value of $225,000 resulting in put option expense for the period.

In January 2006 Premier issued an investor a put option on 19,000 of Premier’s common shares the investor owned. The put option was issued as an incentive for the investor to wait to sell his Premier shares. The put could be exercised from September 1, 2007 through December 31, 2007. If exercised Premier has the option of paying $57,000 cash to the investor or issuing the investor 19,000 shares of common stock. The put was evaluated under FAS 150 and was determined to be equity and not a liability. As of September 30, 2007, the put has not been exercised by the holder.

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

Description of Business

History and Development of the Business

Premier Wealth Management, Inc. (“we”, “us” “our” or the “Company”) was incorporated on November 21, 2002 as a Delaware corporation. It operated a nominal movie production business until May 2005 when it agreed to a reverse merger with Belgravia Intervest Group Limited. On September 26, 2007, the Company changed its name from Tally Ho Ventures, Inc., to Premier Wealth Management, Inc. The Company recently lost one of its two businesses, Master Finance, in a foreclosure action. In addition, the Company is in technical default under $3,000,000 of indebtedness owed to Protrust, as a result of amounts owed to them from our previous acquisition of their subsidiary. Among other rights, Protrust may have the right to seek damages as well as request the sale or foreclosure of Master Trust if it is not paid timely. (See footnotes to financials above and additional information relating to Master Trust, below).

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

On September 27, 2005, we purchased 85% of Master Finance Holdings SA, a Luxembourg-based company in the financial services industry. Master Finance Holdings SA and its two subsidiaries were acquired for $7,225,151, of which 1.5 million Euros was to be paid in cash, $100,000 to be paid in common shares at $5 per share, 2.4 million in shares at the current market price and the remaining to be paid in the form of earn-out which was to be recorded as acquisition of minority interest. In April of 2006, we then acquired 2.5% of the 15% minority interest for 750,000 Euros. The Share Purchase Agreement, as subsequently amended and related agreements are incorporated by referenced into this filing form. This entity was recently lost to Protrust in a foreclosure action in September 2007, as discussed above and incorporated by reference herein.

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

On August 4, 2006, we purchased 100% ownership of Protrust Private Clients SA from its parent company Protrust Financial Services Group SA, a company incorporated in Ticino, Switzerland, for (i) US $2,000,000 in cash, (ii) a promissory note for US $3,000,000 and (iii) 1,500,000 common shares. Protrust was set up specifically to manage leveraged with-Profits investments for high net worth investors, under the terms of a discretionary management agreement. Over the last nine years, Protrust Private Clients SA built up a significant portfolio of funds under management, which generates a substantial ongoing revenue stream. Protrust is a fully authorized fiduciary company, subject to the regulatory control of the Swiss Cantonal government in Lugano, Switzerland. As such, Protrust Private Clients SA is able to offer a full range of services to clients, including full discretionary management, holding clients' assets in the company's name, and trading for clients over a wide range of assets including investments and real estate. Immediately after this acquisition, the name Protrust Private Clients SA was changed to Master Trust SA. On October 22, 2007 Premier entered into a Settlement Agreement (the “Agreement”) with Protrust Financial Services Group S.A. (“Protrust”). The Agreement relates to the notice of default received from Protrust as it relates to a $3,000,000 Promissory Note and the $3,000,000 put option. Pursuant to the terms of the Agreement, each party agreed that the total debt owed to Protrust by Premier was $5,079,858 (the "Debt") (being $180,000 in legal expenses, $1,900,000 under the Promissory Note and $3,000,000 under the Put Option). In accordance with the Agreement, Premier will pay Protrust a total of $3,000,000 in $1,000,000 increments on November 9, 2007 (Premier defaulted on this payment), November 30, 2007 and December 31, 2007 as full satisfaction of all liabilities due Protrust. In addition, pursuant to the terms of the Agreement, Premier has granted Protrust a first lien over all the issued and outstanding shares of Master Trust S.A., a wholly-owned subsidiary of Premier. Such pledge will be released upon receipt upon the payment and receipt of the November 9, 2007 and November 30, 2007 payments to Protrust.

On September 6, 2006, we modified the September 27, 2005 Master Finance purchase agreement to add a non-competition clause and to reduce the earn-out payment terms by $750,000.

On November 14, 2006, we modified the payment terms of the Master Trust acquisition agreement and associated promissory note. Based on the new arrangement, the total outstanding liabilities to the vendors of Master Trust SA will be discharged from the earnings of Master Trust in installments.

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

A track record of growing revenues and profits, and clearly identifiable brand;
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

Our principal marketing initiatives include:

Launch events to publicize our service to existing customers and prospects
Direct mail and email campaigns
Participation in, and sponsorship of, user conferences, trade shows and industry events
Cooperative marketing efforts with partners, including banks and financial institutions, joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars.

It is our subsidiaries who organize our sales and marketing programs and we are not directly involved in the administration of their programs once we have approved the general structure.

Subsidiaries

Master Finance Holdings SA

Master Finance Holdings SA is a Luxembourg based holding company which owns 100% share capital of Master Finance Belgium SA based in Belgium and 87.5% share capital of Master Finance Europe SA based in Luxembourg. On September 27, 2005, the Company entered in to a Share Purchase Agreement for acquisition of 100% of the ownership interest in Master Finance Holdings SA. The Master Finance Europe group is a private wealth management organization focused on serving the needs of mid wealth families and individuals in Luxembourg, Belgium and France. The Company only markets products through its proprietary sales force of 20 people and its network of 200 insurance brokers. The products which are marketed by Master Finance Holdings SA are done so on an exclusive basis in the regions in which they operate, i.e. there are no other providers of the same products in these regions. This entity was recently lost to Protrust in a foreclosure action in September 2007, as discussed above and incorporated by reference herein.

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

Master Finance Belgium SA

Master Finance Belgium SA is a wholly owned subsidiary of Master Finance Holdings SA and is located in Brussels. It has a diversified clientele which includes the employees of European Union Secretariat and Parliament and several private institutions. The business of Master Finance Belgium SA is generated by 20 financial advisers reporting directly to the sales director. It also generates a considerable amount of business from independent brokers. This entity was recently lost to Protrust in a foreclosure action in September 2007, as discussed above and incorporated by reference herein.

Master Finance Europe SA

Master Finance Europe SA a wholly owned subsidiary of Master Finance Holdings SA and is located in Luxembourg, the hub of fund management in European Union. The business is generated by more than 200 independent individual brokers spread across Luxembourg, Belgium, the Netherlands, Germany and France. The individual brokers are being administered by broker consultants or inspectors. Due to the low operating costs and reduced corporate tax rates prevailing in Luxembourg, Master Finance Europe SA makes a higher volume based profit compared to Master Finance Belgium SA. This entity was recently lost to Protrust in a foreclosure action in September 2007, as discussed above and incorporated by reference herein.

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

On October 22, 2007 Premier entered into a Settlement Agreement (the “Agreement”) with Protrust Financial Services Group S.A. (“Protrust”). The Agreement relates to the notice of default received from Protrust as it relates to a $3,000,000 Promissory Note and the $3,000,000 put option. Pursuant to the terms of the Agreement, each party agreed that the total debt owed to Protrust by Premier was $5,079,858 (the "Debt") (being $180,000 in legal expenses, $1,900,000 under the Promissory Note and $3,000,000 under the Put Option). In accordance with the Agreement, Premier will pay Protrust a total of $3,000,000 in $1,000,000 increments on November 9, 2007 (Premier defaulted on this payment), November 30, 2007 and December 31, 2007 as full satisfaction of all liabilities due Protrust. In addition, pursuant to the terms of the Agreement, Premier has granted Protrust a first lien over all the issued and outstanding shares of Master Trust S.A., a wholly-owned subsidiary of Premier. Such pledge will be released upon receipt upon the payment and receipt of the November 9, 2007 and November 30, 2007 payments to Protrust.

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
The market is still largely commission driven, although this is slowly changing.
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

PREMIER WEALTH MANAGEMENT, INC.
Comparative Analysis of Operations
	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Advisory commissions received	$3,455,771	$286,139

Commissions paid to advisors	(1,048,263)	(97,115)
Selling general & administrative	(3,356,853)	(363,749)
Depreciation & amortization	(1,192,786)	(131,053)

INCOME (LOSS) FROM OPERATIONS	(2,142,131)	(305,778)

Other Income (Expense):
Interest income	64,553	188
Interest expense	(299,571)	(1,704,776)
Liquidated damages	(81,196)	-
Gain (loss) from derivatives	-	176,233
LOSS BEFORE INCOME TAX	(2,458,345)	(1,834,133)

Income tax expense	(821)	(25,991)
LOSS FROM CONTINUING OPERATIONS	(2,459,166)	(1,860,124)

Gain from sale of discontinued operations	-	1,292,498
Income from discontinued operations	1,224,085	472,163
NET LOSS	$(1,235,081)	$(95,463)

BASIC & DILUTED NET LOSS PER SHARE	$(0.06)	$(0.01)
DISCONTINUED OPERATIONS	0.06	0.05
CONTINUING OPERATIONS	(0.12)	(0.18)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	20,987,917	10,333,583

Revenue increased by 1,108% from $286,139 from the nine months ended September 30, 2006 to $3,169,632 for the nine months ended September 30, 2007. Cost of sales increased by 979% from $97,115 in 2006 to $1,048,263 in 2007. Administration expenses increased by 823% from $363,749 in 2006 to $3,356,853 in 2007. These changes were mainly due to the additional revenue, cost of revenue and overhead from the subsidiaries acquired subsequent to the financial reporting for the second quarter of last year. The newly acquired subsidiaries were not fully functional during the initial months of the current year which resulted in an increase in overhead. Management is evaluating various plans for the reduction of overhead. Income from other sources is basically commission received by the Company but not from the ordinary course of business of its subsidiaries. Depreciation and amortization includes the amortization of intangible assets.

Liquidity and Capital Requirements

As of September 30, 2007, the Company had a cash balance of $720,164 which is 62% increase from $447,454, the cash balance at the beginning of the year. As of September 30, 2007, the Company has current liabilities amounting to $14,431,797. There is a deficiency of $13,567,057 in working capital. However, management believes that current cash balances with the Company are adequate managing for the working capital requirements of the Company and its subsidiaries. The requirement of additional funds will be based on further acquisitions of new subsidiaries. Management intends to raise cash for such acquisitions by private placement of stock and by borrowing.

Other Recent Developments

We have had limited operations and have recently lost a revenue generating division, Master Finance, in a Foreclosure Action, and are in default on our obligations to repay $3,000,0000 to a Creditor with a Senior Lien on our remaining business. As we have no capital commitments, this makes our future operating results difficult to predict, and do not have the current ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2007, the Company sold 999,992 shares of common stock and 999,992 warrants to purchase Common Stock exercisable at $1.40 per share, expiring three years from the date of sale for an aggregate price of $700,000 by executing a Share Purchase Agreement and Registration Rights Agreement both dated July 12, 2007. The offers and sales were made to 21 accredited investors, as defined in Rule 501 of Regulation D, through WestPark Capital, Inc., as placement agent, and the Company believes, based on representations from such investors, that the offering was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, and Section 4(2) of the Securities Act. WestPark Capital, Inc. received a fee of $63,000 for this financing and 90,000 shares and warrants identical to the warrants issued to the investors in this offering.

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

We had two significant weaknesses during this reporting period. One was our staff’s lack of familiarity and experience with differences in European and U.S. generally accepted accounting principles and SEC reporting rules and regulations in the areas of reverse mergers, discontinued operations, derivatives and purchase method accounting acquisitions. Such lack of familiarity and experience had impeded our efforts to prepare its financial statements in a timely manner, particularly, as such statements related to our discontinued operations in case of the Belgravia division, derivatives and purchase method accounting in cases of Master Finance and Master Trust acquisitions. Our second significant weakness involved our inability to get sufficient accounting records for our auditors to audit the required historical periods of our significant acquisitions occurring over the past 3 years. With the assistance of our current independent registered public accounting firm, we are in the process of upgrading our understanding of the rules and regulations in these areas.

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